Form 10-Q
period 2018-03-31
NLIGHT, INC.
filed 2018-05-25
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________
FORM 10-Q
________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to

Commission File Number 001-38462
________________________________________________________
NLIGHT, INC.
(Exact name of Registrant as specified in its charter)
________________________________________________________

Delaware	91-2066376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5408 NE 88th Street, Building E Vancouver, Washington 98665
(Address of principal executive office, including zip code)
(360) 566-4460
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☐
				(Do not check if a smaller reporting company)		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 21, 2018, the Registrant had 34,665,298 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$28,622	$36,687
Accounts receivable, net of allowances of $482 and $438	18,171	13,353
Inventory	35,351	29,570
Prepaid expenses and other current assets	6,147	4,973
Total current assets	88,291	84,583
Property and equipment, net	19,811	17,968
Intangible assets, net	2,361	1,836
Goodwill	1,387	1,387
Other assets	4,346	4,374
Total assets	$116,196	$110,148

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,581	$12,920
Accrued liabilities	11,870	12,650
Customer advances	753	575
Deferred revenue	541	386
Current portion of long-term debt	3,491	2,363
Total current liabilities	32,236	28,894
Non-current income taxes payable	4,185	3,930
Long-term debt	13,958	15,108
Other long-term liabilities	1,232	933
Total liabilities	51,611	48,865
Stockholders' equity:
Convertible preferred stock - $0.0001 par value; 129,478 shares authorized, 24,642 shares issued and outstanding at March 31, 2018 and December 31, 2017. Liquidation preference of $148,454 at March 31, 2018 and December 31, 2017.	12	12
Common stock - $0.0001 par value; 190,000 shares authorized, 3,056 shares issued and outstanding at March 31, 2018 and 190,000 shares authorized, 2,979 shares issued and outstanding at December 31, 2017.	2	2
Additional paid-in capital	180,093	180,657
Accumulated other comprehensive income (loss)	231	(719)
Accumulated deficit	(115,753)	(118,669)
Total stockholders’ equity	64,585	61,283
Total liabilities and stockholders’ equity	$116,196	$110,148

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$42,467	$29,887
Cost of revenues	27,738	20,920
Gross profit	14,729	8,967
Operating expenses:
Research and development	4,283	3,726
Sales, general, and administrative	6,238	4,629
Total operating expenses	10,521	8,355
Income from operations	4,208	612
Other income (expense):
Interest expense, net	(219)	(502)
Other income (expense)	76	(167)
Income (loss) before income taxes	4,065	(57)
Income tax expense	1,149	1,156
Net income (loss)	$2,916	$(1,213)
Less: Income allocated to preferred stockholders	$(2,916)	$—
Net income (loss) attributable to common stockholders	$—	$(1,213)
Net income (loss) per share, basic and diluted	$0.00	$(0.47)
Shares used in basic and diluted per share calculations	3,031	2,600

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$2,916	$(1,213)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	950	318
Comprehensive income (loss)	$3,866	$(895)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,916	$(1,213)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,946	1,950
Provision for losses on accounts receivable	40	125
Stock-based compensation	162	73
Loss on disposal of property and equipment	13	7
Changes in operating assets and liabilities:
Accounts receivable	(4,689)	(2,802)
Inventory	(5,127)	(1,069)
Prepaid expenses and other current assets	(1,058)	74
Other assets	(285)	(268)
Accounts payable	2,701	2
Accrued and other long-term liabilities	(1,366)	(1,477)
Customer advances	166	247
Deferred revenue	156	331
Non-current income taxes payable	255	274
Net cash used in operating activities	(4,170)	(3,746)
Cash flows from investing activities:
Purchases of property, equipment and intangibles	(3,390)	(715)
Proceeds from sale of property and equipment	—	6
Net cash used in investing activities	(3,390)	(709)
Cash flows from financing activities:
Principal payments on debt and capital leases	(29)	(325)
Payments of deferred offering costs	(521)	(8)
Proceeds from stock option exercises	61	61
Net cash used in financing activities	(489)	(272)
Effect of exchange rate changes on cash	(16)	141
Net decrease in cash and cash equivalents	(8,065)	(4,586)
Cash and cash equivalents, beginning of period	36,687	13,500
Cash and cash equivalents, end of period	$28,622	$8,914
Supplemental disclosures:
Cash paid for interest	$252	$459
Cash paid for income taxes	990	341
Accrued purchases of property, equipment and intangibles	1,380	291
Accrued deferred offering costs	797	26
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Organization and Operations of the Company
nLIGHT, Inc. (the "Company") is a leading provider of high-power semiconductor and fiber lasers used in a variety of end applications in the industrial, microfabrication, and aerospace and defense markets. The Company, a Delaware corporation, is headquartered in Vancouver, Washington and is vertically integrated with manufacturing in Vancouver, Washington; Hillsboro, Oregon; Shanghai, China; and Lohja, Finland.
(2) Summary of Significant Accounting Policies

(a)	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of nLIGHT, Inc. and those of its wholly-owned subsidiaries. All intercompany balances have been eliminated.
In the opinion of the Company's management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the full year.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company's prospectus dated April 25, 2018, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, referred to as the Prospectus.

(b)	Revenue Recognition
Revenues are recognized when there is persuasive evidence of an arrangement, product delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product as indicated by the shipping terms. Revenues are recognized upon such delivery. In limited circumstances when customer‑specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the product meets the specifications prior to shipment. If installation is included with the sale of a product, installation revenues are deferred until installation is complete. Taxes collected on behalf of a governmental entity are excluded from revenues.
The recognition of revenues on arrangements with multiple elements is consistent with guidance provided by FASB ASC Subtopic 605‑25, Revenue Recognition-Multiple‑Element Arrangements. For arrangements with multiple elements, revenues are allocated across the separately identified deliverables and may be recognized or deferred. When vendor‑specific objective evidence does not exist for undelivered elements, revenues are allocated to the elements based on third‑party evidence, if available, or management’s best estimate of fair value.
The Company also has a limited number of design and development contracts, principally with governmental customers, which are accounted for in accordance with the provisions of FASB ASC Subtopic 605‑35, Revenue Recognition-Construction‑Type and Production‑Type Contracts, using the percentage‑of‑completion method.

(c)	Stock‑Based Compensation
Stock‑based compensation is recognized at the grant date fair value for the portion of the award that is ultimately expected to vest and is recognized as expense over the requisite service period. The Company recognizes stock‑based compensation expense on a straight‑line basis. The expenses recognized during the three months ended March 31, 2018 and 2017 were $162 thousand and $73 thousand, respectively.

(d)	Demonstration Assets
Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers and partners. Demo assets are recorded at cost and amortized over an estimated useful life of two years. As of March 31, 2018 and December 31, 2017 the demo assets balance was $2.1 million and $2.2 million, respectively, included within the other

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

assets on the consolidated balance sheets. Amortization expense for demo assets totaled $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

(e)	Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short term nature of these instruments. The fair value of the Company’s term and revolving loans with Pacific Western Bank, also described in Note 9, approximates the carrying value due to the variable market rate used to calculate interest payments.
The Company’s financial instruments that are carried at fair value consist of Level 1 assets and Level 2 liabilities. Level 1 assets include highly liquid bank drafts classified as cash equivalents. Level 2 liabilities consist of the Company’s loan with Pacific Western Bank.

(f)	Recently Issued Accounting Standards
The FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers, in May 2014. ASU 2014‑09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU No. 2014‑09 is effective for annual reporting periods beginning after December 15, 2018 for private entities. The Company expects to implement the provisions of ASU 2014‑09 as of January 1, 2019. While the Company continues to assess the potential impacts of ASU 2014‑09, and anticipates ASU 2014‑09 could have an impact on the consolidated financial statements, the Company cannot reasonably estimate the quantitative impact on the financial statements at this time.
The FASB issued ASU No. 2016‑02, Leases (Topic 842), in February 2016. ASU 2016‑02 requires a lessee to recognize a right of use asset and a lease liability for virtually all leases, other than leases that meet the definition of short‑term. The standard is effective for annual reporting periods beginning after December 15, 2019. The Company expects to implement the provisions of ASU 2016‑02 as of January 1, 2020. The Company is currently evaluating the impact of this ASU and cannot reasonably estimate the quantitative impact on the financial statements at this time.
(3) Inventory
Inventory is stated at the lower of cost (average cost) or net realizable value. The Company periodically reviews the quantities and carrying values of its inventory to assess recoverability. The costs associated with write‑downs for excess quantities, technological obsolescence, or component rejections are charged to cost of revenues as incurred and result in a new cost basis for that item in inventory. The components of inventory are as follows:

	March 31,	December 31,
(in thousands)	2018	2017
Raw materials	$11,779	$11,326
Work in process and semi-finished goods	13,549	6,039
Finished goods	10,023	12,205
	$35,351	$29,570
(4) Property and Equipment
Property and equipment consists of the following:

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

		March 31,	December 31,
(in thousands)	Useful life (years)	2018	2017
Computer hardware and software	3-5	$3,829	$3,732
Manufacturing and lab equipment	2-7	46,751	43,432
Office equipment and furniture	5-7	1,129	1,053
Leasehold improvements	2-12	18,721	18,580
		70,430	66,797
Accumulated depreciation		(50,619)	(48,829)
		$19,811	$17,968
Depreciation expense for the three months ended March 31, 2018 and 2017 was $1.4 million and $1.3 million, respectively.
(5) Intangible Assets and Goodwill

(a)	Intangibles
Through the purchases of Liekki Oy and Arbor Photonics, Inc., intangible assets were acquired. In addition, the Company capitalizes external costs incurred to file new patent applications, and extend the term of or defend the existing patents. The details of the intangibles are as follows:

	March 31, 2018
(in thousands)	Average amortization period	Gross carrying amount	Accumulated amortization	Net value

Amortizing intangible assets:
Patents	5 yrs	$3,971	$(1,610)	$2,361
Arbor acquired technology	3 yrs	670	(670)	—
Direct nanoparticle deposition technology	6 yrs	558	(558)	—
		$5,199	$(2,838)	$2,361

	December 31, 2017
(in thousands)	Average amortization period	Gross carrying amount	Accumulated amortization	Net value

Amortizing intangible assets:
Patents	5 yrs	$3,310	$(1,474)	$1,836
Arbor acquired technology	3 yrs	670	(670)	—
Direct nanoparticle deposition technology	6 yrs	543	(543)	—
		$4,523	$(2,687)	$1,836
Amortization expense for intangible assets was $127 thousand and $106 thousand for the three months ended March 31, 2018 and 2017, respectively. Estimated amortization expense for the remainder of 2018 and subsequent years is as follows:

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

(in thousands)
2018	$489
2019	612
2020	539
2021	413
2022	266
Thereafter	42
$2,361

(b)	Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2018 and 2017.
(6) Accrued Liabilities
Accrued liabilities consists of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Accrued payroll	$4,647	$6,201
Product warranty, current	3,495	3,589
Income tax payable	1,341	931
Other accrued expenses	2,387	1,929
	$11,870	$12,650
(7) Product Warranties
The Company's products are sold with warranty provisions that require the Company to remedy deficiencies in quality or performance over a specified period of time, generally three to 36 months, at no cost to its customers. A provision for the estimated future costs of warranty is based upon historical cost and product performance experience, and is recorded when revenues are recognized. The warranty accrual is recorded within the accrued liabilities and other long-term liabilities captions, based on the performance period.
The following is a reconciliation of the changes in the aggregate product warranty accrual during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Product warranty accrual, beginning	$4,186	$2,677
Warranty charges incurred, net	(526)	(239)
Provision for warranty charges	730	445
Product warranty accrual, ending	$4,390	$2,883
(8) Commitments and Contingencies
In July 2017, the Company received notification of a claim related to a quality dispute with a vendor alleging that the Company owed payment for future non-cancelable order quantities. The Company believes it is probable that a partial settlement of this claim will occur and recorded $196 thousand liability related to this matter within the accrued liabilities on the consolidated balance sheet as of December 31, 2017. This amount remains outstanding as of March 31, 2018.
In December 2013, the Company submitted a disclosure letter to the Office of the Inspector General of the Department of Defense advising that it might not have been eligible for certain contracts it was awarded under the Small Business Innovation Research ("SBIR") Program, notwithstanding its prior representations that the Company was eligible. The matter was referred to the Small Business Administration and the US Department of Justice ("DOJ") for investigation of potential violations of the False

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

Claims Act. A liability of $420 thousand was accrued at December 31, 2014. In March 2015, a civil settlement agreement related to the SBIR matter was signed for the same amount. The full amount was paid in 2017. In October 2014, the Company received a request for information related to the SBIR matter from the U.S. Attorney’s Office, Criminal Division. The Company provided documentation and an explanation of why a criminal investigation was unwarranted. In March 2015, the Company received an additional request, to which it also responded. Although the Company is unable to predict the final outcome of this matter, it intends to vigorously defend against any future claims.
The Company becomes involved in various legal proceedings and claims incidental to normal business activities. As of March 31, 2018, the Company believes these matters will not have a material adverse effect on the consolidated financial statements.
(9) Long‑Term Debt
Term and Revolving Loans
In March 2018, the Company entered into an Amended and Restated Loan and Security Agreement with Pacific Western Bank (successor in interest to Square 1 Bank). The agreement amends and restates in its entirety the Company's previous Loan and Security Agreement with Pacific Western Bank, dated March 13, 2014. The loan facility provides for up to $25.0 million in aggregate commitments, including a term loan of up to $15.0 million term loan and a revolving loan facility equal to the lesser of (i) $25.0 million minus the unpaid principal amount of the term loan and the amount of any reserves for ancillary banking services, or (ii) a borrowing base equal to 85% of eligible accounts receivable plus the lesser of $5.5 million or 35% of eligible inventory. The principal amount of the term loan will be repaid in thirty-six equal monthly installments beginning on July 14, 2018 with all outstanding principal and interest on the revolving loan due and payable on July 14, 2019.
The term and revolving loans bear interest at a rate equal to the bank’s prime rate plus 0.50% per annum, subject to a floor of 5.00% per annum. Interest is due and payable monthly in arrears.
The Company’s loan with Pacific Western Bank is secured by liens, subject to certain exceptions, on substantially all of the Company’s existing and future assets, including but not limited to accounts receivable, inventory, property and equipment, and intellectual property.
In relation to the Pacific Western Bank loan, the Company is required to comply with, among other covenants, a minimum revenue covenant and to stay below a maximum capital expenditure level. The Company was in compliance with all of its financial covenants as of March 31, 2018 and December 31, 2017.
The term loan balance was $13.5 million at March 31, 2018 and December 31, 2017. The revolving loan balance was $3.7 million at March 31, 2018 and December 31, 2017, respectively.
Long‑term debt at March 31, 2018 and December 31, 2017 consists of the following:

	March 31,	December 31,
(in thousands)	2018	2017
2014 Pacific Western Bank, Term and Revolving Loans	$17,200	$17,200
2014 Finland equipment loans, Danske Bank, 3-5 year terms, EURIBOR plus 1.7%	73	80
Capital leases, various	176	191
Total debt	17,449	17,471
Less: current portion of long-term debt	(3,491)	(2,363)
Noncurrent portion of long-term debt	$13,958	$15,108

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

(10) Income Taxes
Interim Tax Provision
To calculate the interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. The effect of changes in the enacted tax laws or rates is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.
The Company’s effective tax rate for the first quarter of 2018 and 2017 differs from the statutory rate due to the U.S. valuation allowance, foreign income taxed at local statutory rates, and accrued withholding taxes. The change in the net effective tax rate from 2017 to 2018 is primarily due to increased profitability within the U.S. entity as the Company maintains a full valuation allowance against the U.S. deferred tax assets.
2017 Tax Act
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) introduced significant changes to U.S. income tax law. Effective 2018, the 2017 Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings.
Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares necessary data, interprets the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. There were no adjustments made in the first quarter of 2018. As of March 31, 2018 the accounting for the tax effects of the 2017 Tax Act, in particular the effect of the transition tax on foreign earnings, were not completed. The Company expects the accounting for these effects to be completed during the year ending December 31, 2018.
(11) Stockholders’ Equity

(a)	Convertible Preferred Stock
The authorized, issued, and outstanding shares of convertible preferred stock as of March 31, 2018 and December 31, 2017 are as follows:

(in thousands)	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference
Series C	22,862	4,572	$38,820
Series D	28,301	5,660	25,980
Series E	11,839	2,348	17,537
Series F	37,253	7,256	37,334
Series G	29,223	4,805	28,783
	129,478	24,641	$148,454
Immediately prior to the closing of the IPO on April 30, 2018 all shares of the outstanding convertible preferred stock automatically converted into an aggregate of 24.6 million shares of common stock.

(b)	Common Stock
At March 31, 2018 and December 31, 2017 the Company was authorized to issue 190.0 million shares of common stock with 3.1 million and 3.0 million shares of common stock issued and outstanding.

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

(c)	2000 and 2001 Stock Plans
On August 29, 2000, the Board of Directors adopted the 2000 Stock Plan (the "2000 Plan"). As of December 31, 2000, the Company had reserved 17.2 million shares of common stock for issuance under the 2000 Plan to employees, directors, and consultants of the Company. The Company is no longer issuing options under the 2000 Plan.
On April 24, 2001, the Board of Directors adopted the 2001 Stock Plan (the "2001 Plan"). Under the 2001 Plan, either incentive or nonqualified options to purchase the Company’s common stock were granted at prices determined by the Board of Directors. Options granted under the 2001 Plan typically vest over 4 ‑ 5 years and have terms of up to 10 years from the date of grant. All vested options must be exercised within three months of termination of employment.
As of March 31, 2018 and December 31, 2017 the Company had reserved 9.0 million shares of common stock for issuance under the 2001 Plan to employees, directors, and consultants of the Company. Of these shares, a total of 1.3 million and 1.7 million shares, respectively were available for issuance as of March 31, 2018 and December 31, 2017.
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2018:

(in thousands)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 31, 2017	5,369	$1.09	7.4	$29,863
Options granted	347	$9.70
Options exercised	(76)	$0.81
Options canceled	(10)	$1.66
Outstanding, March 31, 2018	5,630	$1.62	7.4	$47,168
Options exercisable at March 31, 2018	2,439	$0.85	6.8	$22,469
Options vested as of March 31, 2018 and expected to vest after March 31, 2018	4,518	$1.63	8.0	$43,536
The aggregate intrinsic value in the table above represents the total pretax value, based on the Company’s common stock valuation of $10.00 at March 31, 2018 that would have been received by the option holders had all option holders exercised their in‑the‑money options on March 31, 2018.
Total intrinsic value of options exercised for the three months ended March 31, 2018 and 2017 was $678 thousand and $34 thousand, respectively. The Company received proceeds of $61 thousand from the exercise of options for both the three months ended March 31, 2018 and 2017, respectively.
Total compensation cost related to nonvested awards not yet recognized is $2.8 million, which will be recognized during the remainder of 2018 and subsequent years as follows:

(in thousands)
2018	$581
2019	707
2020	614
2021	551
2022	370
2023	6
$2,829
(12) Related‑Party Transactions
The Company has incurred costs related to consulting services provided by a member of the Board of Directors of $72 thousand and zero during the three months ended March 31, 2018 and 2017, respectively. These costs were included in sales, general and administrative expense on the consolidated statement of operations. As of March 31, 2018 and December 31, 2017

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

the Company had accrued $43 thousand and $79 thousand, respectively, related to the services noted above within accounts payable.
(13) Net Income (Loss) per Share
Net income (loss) per share is presented in conformity with the two‑class method required for multiple classes of common stock and participating securities.
The participating securities include Series C, D, E, F and G convertible preferred stock, as the holders of these series of preferred stock are entitled to receive a noncumulative dividend in preference to the common stockholders in the event that a dividend is declared on common stock. During the three months ended March 31, 2018 the amount of income generated by the Company was less than the stated annual dividend amount that would have been allocated to the preferred stockholders in the event that a dividend had been declared and thus no income has been allocated to the common stockholders. The holders of Series C, D, E, F and G preferred stock do not have a contractual obligation to share in the losses. As such, net loss for the three months ended March 31, 2017 was not allocated to these participating securities.
Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares such as stock options, warrants, and convertible preferred stock. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potentially dilutive common stock options, warrants, and convertible preferred stock.
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Net income (loss)	$2,916	$(1,213)
Participating securities:
Income allocated to participating securities	(2,916)	—
Net income (loss) attributable to common stockholders	—	(1,213)

Denominator:
Weighted-average common shares outstanding, basic and diluted	3,031	2,600
Net income (loss) per share:
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.00	$(0.47)
The following potentially dilutive shares of convertible preferred stock, preferred stock warrants, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive:

	Three Months Ended March 31,
(in thousands)	2018	2017
Convertible preferred stock	24,642	19,837
Preferred stock warrants	214	214
Stock options to purchase common stock	5,630	4,382
Total	30,486	24,433
(14) Subsequent Events
Reverse Stock Split
On April 12, 2018, the Company’s Board of Directors approved a one-for-five reverse stock split of its issued and outstanding shares of common and convertible preferred stock. The par value of the Company's common stock and the par value of the Company's convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all share and

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split. The reverse stock split became effective on April 13, 2018.
Initial Public Offering
On April 30, 2018, the Company closed its IPO of 6.9 million shares of common stock at an initial price to the public of $16.00 per share, including 0.9 million shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares, resulting in aggregate estimated net proceeds to us of $100.3 million after deducting underwriting discounts and commissions and estimated offering costs. Immediately prior to the closing of the IPO on April 30, 2018, all of the outstanding shares of convertible preferred stock converted into 24.6 million shares of common stock.
Termination of 2001 Stock Plan
The Company granted options under its 2001 Plan until April 24, 2018, when the plan was terminated in connection with the adoption the Company’s 2018 Equity Incentive Plan. Accordingly, no shares are available for future issuance under this plan. The 2001 Plan continues to govern outstanding equity awards granted thereunder.
Adoption of 2018 Equity Incentive Plan
The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) became effective on April 24, 2018. The 2018 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees or any of the Company’s subsidiaries’ employees, and for the grant of nonstatutory stock options, or NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and the Company’s subsidiaries’ employees and consultants. A total of 3.4 million shares of common stock are reserved for issuance pursuant to the 2018 Plan. In addition, the shares reserved for issuance under the 2018 Plan also include shares subject to awards under the 2001 Plan that, on or after the termination of the 2001 Plan, expire or terminate and shares previously issued pursuant to the 2001 Plan, as applicable, that, on or after the termination of the 2001 Plan, are forfeited or repurchased by the Company (provided that the maximum number of shares that may be added to the 2018 Plan from the 2001 plan is 5.6 million shares). The number of shares available for issuance under the 2018 Plan also include an annual increase on the first day of each fiscal year beginning on January 1, 2019, equal to the least of: 3.4 million shares; five percent (5%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or such other amount as the Board of Directors may determine.
Adoption of 2018 Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan, or 2018 ESPP, became effective on April 24, 2018. A total of 0.9 million shares of common stock are available for sale under the ESPP. The number of shares of common stock that are available for sale under the ESPP also includes an annual increase on the first day of each fiscal year following the fiscal year in which the first offering period enrollment date (if any) occurs, equal to the least of: 0.9 million shares; two percent (2%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or such other amount as the administrator may determine. No offerings have been authorized to date by the Board of Directors under the ESPP.
Lease Extension
On May 10, 2018, the Company entered into an amendment (the "Amendment") to a lease covering a portion of its Vancouver, Washington office space and production facility. The Amendment extends the original term of the lease to July 31, 2025, with an option to renew for an additional five years. Total commitments under this lease extension are approximately $1.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: "ability," "anticipate," "attempt," "believe," "can be," "continue," "could," "depend," "enable," "estimate," "expect," "extend," "grow," "if," "intend," "likely," "may," "plan," "possible," "potential," "predict," "projections," "rely," "should," "target," "will," "would" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: the size of our market opportunity; our ability to compete effectively against other providers of similar products and services, as well as competing technologies; applications and processes that will use lasers, including the suitability of our products; our ability to develop new technology, designs and applications for our lasers; the reduction in cost per brilliant watt and increase in power of semiconductor lasers going forward; the implementation of our business model and strategic plans, including estimates regarding future sales, revenues, expenses, capital requirements and stock performance; our future financial performance; fluctuations in our quarterly results of operations and other operating measures, particularly as a result of seasonality; the regulatory regime for our products and services, domestically and internationally; the adoption of our products or lasers generally and the growth of the laser market broadly and within specific industries; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; our ability to maintain and grow our relationships with our foreign customers; the effect on our business of litigation to which we are or may become a party; our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; future macroeconomic conditions; the sufficiency of our existing liquidity sources to meet our cash needs; our expected use of proceeds; and our ability to sustain and manage growth in our business.
Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part II, Item 1A (Risk Factors).
In light of the significant uncertainties and risks inherent in these forward-looking statements, you should not regard these statements as a representation or warranty by us or anyone else that we will achieve our objectives and plans in any specified time frame, or at all, or as predictions of future events. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
We are a leading provider of high‑power semiconductor and fiber lasers. Our lasers are changing not only the way things are made but also the things that can be made. We design, develop and manufacture the critical elements of our lasers, and we believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property. We function through a single operating segment and, in 2017, sold our products to over 300 customers worldwide in three primary markets: industrial, microfabrication and aerospace and defense.
We maintain our corporate headquarters in Vancouver, Washington. Our Vancouver facility includes semiconductor laser fabrication and packaging, fiber laser operations, corporate offices, sales and marketing, customer support, research and development, finance, accounting and administrative functions. Our Hillsboro, Oregon facility is primarily dedicated to high‑precision packaging and activities for our aerospace and defense customers. We produce optical fiber products and perform research and development at our Lohja, Finland facility. We operate high‑volume manufacturing, sales and service for our Chinese customers from our Shanghai, China facility.
Due to our vertically integrated business model, we maintain a relatively high fixed manufacturing overhead. Our gross margin is therefore significantly affected by our sales volume, product mix, utilization of capacity and absorption of fixed manufacturing overhead expenses. We expect to continue to reduce the cost of our products by developing new semiconductor laser and fiber laser architectures, introducing new packaging technologies and increasing the use of automation in our manufacturing and packaging facilities.

We sell our products throughout the world primarily through our direct sales organization and also through our network of distributors and sales representatives. We sell our products to customers that build their own systems which either incorporate our products or use our products as an energy or light source. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months.
We sell our products worldwide. Based on customer location, we generated approximately 38% and 33% of our revenues from North America, approximately 36% and 40% of our revenues from China and approximately 26% and 27% of our revenues from the rest of the world during the three months ended March 31, 2018 and 2017, respectively. China is the largest geographic market for lasers globally. We established our operations in China in 2004 and believe our sales, marketing and production operations in China will continue to enable us to increase revenues from new and existing customers. We believe that our innovative approach of tailoring our platform‑based high‑power semiconductor and fiber laser solutions to the specific needs of our customers will allow us to grow our market share with existing customers and attract new customers worldwide.
We had revenues of $42.5 million and $29.9 million, net income (loss) of $2.9 million and $(1.2) million and an Adjusted EBITDA of $6.3 million and $2.6 million during the three months ended March 31, 2018 and 2017, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, see “-Non‑GAAP Financial Information.”
We primarily sell to three end markets: industrial, microfabrication, and aerospace and defense. During the three months ended March 31, 2018, approximately $19.1 million, $15.7 million and $7.7 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. During the three months ended March 31, 2017, approximately $11.3 million , $13.2 million and $5.4 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively.
Factors Affecting Our Performance
Demand for our Semiconductor and Fiber Laser Solutions
In order to continue to grow our revenues, we must continue to achieve design wins for our semiconductor and fiber lasers. We consider a design win to occur when a customer notifies us that it has selected one of our products to be incorporated into a product or system under development by such customer. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in the industrial and microfabrication markets, which, in turn, depend upon the demand for these customers’ products or services. In addition, in the aerospace and defense market, our business depends in large part on continued investment by the U.S. government and its allies in laser technology.
Technology and New Product Development
We invest heavily in the development of our semiconductor and fiber laser technologies to provide solutions to our current and future customers. We anticipate that we will continue to invest in research and development to achieve our technology and product roadmap. Our product development is targeted to specific sectors of the market where we believe the power and performance requirements of our products can provide the most benefit. We believe our close coordination with our customers regarding their future product requirements enhances the efficiency of our research and development expenditures.
Manufacturing Costs and Gross Margins
Our gross profit, in absolute dollars and as a percentage of revenues, is impacted by our product sales mix, sales volumes, production volumes, the corresponding absorption of manufacturing overhead expenses, production costs and manufacturing yields. Our product sales mix can affect gross profits due to variations in profitability related to product configurations and cost profiles, customer volume pricing, availability of competitive products in various markets, and new product introductions, among other factors. Capacity utilization affects our gross margin because we have a high fixed cost base due to our vertically integrated business model. Increases in sales and production volumes drive favorable absorption of fixed costs, improved manufacturing efficiencies and lower production costs. Our gross margins have been improving. Gross margin for the three months ended March 31, 2018 increased to 34.7% from 30.0% during the same period in 2017.  We believe that introducing new and higher value products, increasing the sales of our existing products, expanding into new applications and reducing our manufacturing costs will enable us to continue to grow our revenues and gross margin.
Investment in Infrastructure
We have made, and intend to continue to make, substantial investments in infrastructure that will impact our cost of revenues, operating expenses and capital expenditures. We intend to continue investing to support growth at our existing facilities in order to meet the demands of our customer base. In addition, we intend to expand existing and establish new facilities in the future to accommodate our growth at various locations around the world. We expect to incur substantial costs in connection with such expansion efforts, including leasehold improvements and equipment costs.
Seasonality
Our quarterly revenues can fluctuate with general economic trends, holidays in foreign countries such as Chinese New Year in the first quarter of our fiscal year, the timing of capital expenditures by our customers and general economic trends. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenues in the last month of the quarter, which may impact our working capital trends.
Components of Results of Operations
We are organized as, and operate in, one segment: the design, development, manufacture and sale of high-power semiconductor and fiber lasers. The following discussion sets forth certain components of our statements of results of operations as well as significant factors that impact those items.
Revenues
Our revenues are generated primarily from the sale of semiconductor lasers, fiber lasers and other related products. We sell our products primarily through our direct sales organization and also our network of distributors and sales representatives worldwide. We have established, and expect to continue to broaden and deepen, relationships with our customers.
Sales of our products generally are recognized upon shipment or delivery, provided that the sales price is determinable, no obligation remains and collection is reasonably assured. Our sales typically are made on a purchase order or similar basis rather than through long-term purchase contracts.
We generated revenues of $42.5 million and $29.9 million during the three months ended March 31, 2018 and 2017, respectively. Erosion of ASPs of established products is typical in our industry, and the ASPs of our products generally decrease as our products mature. We may also negotiate discounted selling prices from time to time with certain customers that purchase higher volumes, or to penetrate new markets or applications. We expect revenues to continue to increase as we grow our volumes and continue to introduce new and higher value products.
We primarily sell to three end markets: industrial, microfabrication, and aerospace and defense. During the three months ended March 31, 2018, approximately $19.1 million, $15.7 million and $7.7 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. During the three months ended March 31, 2017, approximately $11.3 million, $13.2 million and $5.4 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively.
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of the cost of raw materials and components, direct labor expenses and manufacturing overhead. Cost of revenues includes compensation and other costs related to our manufacturing and service operations, facilities and equipment costs, shipping costs, write-downs for inventory obsolescence and provisions for warranty obligations. Inventories are written down and charged to cost of revenues when identified as excess or obsolete. Given the fixed nature of our facilities and equipment costs, we expect gross margin to increase as revenues and volumes increase; however, gross margins may fluctuate from period to period depending on product mix and the level of capacity utilization.
Operating Expenses
Research and Development
Our research and development expense consists primarily of compensation, development expenses related to the design of our products and certain components, the cost of materials and components to build prototype devices for testing and allocated facilities costs. Costs related to product development are recorded as research and development expense in the period in which they are incurred. We expect that research and development expense will increase in absolute dollars as we invest in developing new products and technologies. However, we expect research and development expense to decrease modestly as a percentage of revenues over the longer term as revenues grow, although research and development expense may fluctuate as a percentage of revenues from period to period due to the timing and extent of these expenses.
Sales, General and Administrative

Our sales and marketing expense consists primarily of costs related to compensation, trade shows, travel, allocated facilities costs, amortization of assets used for demonstration purposes, commissions and other sales and marketing expenses, including charges and benefits related to the change in allowance for doubtful accounts.
Our general and administrative expense consists primarily of compensation and associated costs for executive management, finance, legal and other administrative personnel, outside legal and professional fees, allocated facilities costs and other general corporate expenses.
We expect sales, general and administrative expense will continue to increase in absolute dollars as we continue to grow and incur the costs of compliance associated with being a publicly-traded company, including legal, audit and consulting fees. Although sales, general and administrative expense may fluctuate as a percentage of revenues from period to period due to the timing and extent of these expenses, over the long term, we expect sales, general and administrative expense to decrease modestly as a percentage of revenues as we scale with the growth of our business.
Interest Expense, Net
Interest expense, net, primarily consists of interest on outstanding debt under our credit facilities and any other indebtedness we may incur, net of the interest income on our deposit accounts.
Other Expense
Other expense primarily relates to realized and unrealized gains and losses related to our foreign currency transactions and balances and other non-operating gains and losses.
Income Tax Expense
Income tax expense consists primarily of foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. We record income tax expense for taxes in our foreign jurisdictions including China and Finland. We also record tax expense for uncertain tax positions taken and associated penalties and taxes.
Results of Operations
Revenues

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Revenues	$42,467	$29,887	$12,580	42.1%
Revenues for the three months ended March 31, 2018 increased $12.6 million, or 42.1% compared to the same period in 2017, driven by growth in each of our three key end markets and across all regions. Revenues from the industrial end market increased $7.8 million, or approximately 70% from the same period in 2017, driven by increased sales of our high-power fiber lasers, primarily in China. Revenues from the microfabrication end market grew $2.5 million, or 18% compared to the same period in 2017, driven by sales growth to customers for consumer electronic applications, primarily in North America. Revenues from the aerospace and defense end market grew $2.3 million, or approximately 43% between periods, driven by defense contracts secured in the second half of 2017, which were not in place during the first quarter of 2017.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Cost of revenues	$27,738	$20,920	$6,818	32.6%
Gross profit	$14,729	$8,967	$5,762	64.3%
Gross margin as % of revenue	34.7%	30.0%	—	4.7%

Cost of revenues for the three months ended March 31, 2018 increased $6.8 million, or 32.6%, on higher volumes compared to the same period in 2017. Gross profit increased $5.8 million, or 64.3% due to the increase in sales volumes combined with improvements in product costs and improved absorption of fixed costs on higher volumes.
Gross margin for the three months ended March 31, 2018 increased from 30.0% to 34.7%. The improvement in gross margin was driven by a more favorable product sales mix which included increased sales of new and higher-value products, cost reductions realized in our laser production, lower manufacturing overhead as a percentage of revenues due to higher production volumes, and higher overhead capitalized in inventory on higher inventory levels at the end of the three months ended March 31, 2018.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Research and development	$4,283	$3,726	$557	14.9%
Research and development expense for the three months ended March 31, 2018 increased $0.6 million, or 14.9%, compared to the same period in 2017. The increase was primarily related to higher compensation costs as we continued to increase headcount to support our product development initiatives.
Sales, General and Administrative

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$6,238	$4,629	$1,609	34.8%
Sales, general and administrative expense for the three months ended March 31, 2018 increased $1.6 million, or 34.8%, compared to the same period in 2017. The increase was driven by higher compensation costs on increased headcount within our sales, general, and administrative functions. We also incurred higher professional services expenses primarily attributable to preparation for our initial public offering, which we completed in April 2018. These increases were partially offset by a reduction in depreciation and amortization which was primarily attributable to fewer units of demonstration equipment in the field during the quarter.
Interest Expense, net

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Interest expense, net	$(219)	$(502)	$283	(56.4)%
Interest expense, net, for the three months ended March 31, 2018 decreased $0.3 million, or 56.4%, compared to the same period in 2017. The decrease was primarily related to the restructuring of our debt facilities, which included the extinguishment of our debt with Multiplier Growth Partners SPV I, LP in July 2017 as it carried a higher interest rate than our new loan facility with Pacific Western Bank, as well as a decrease in the amount of debt outstanding between the periods.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Other income (expense)	$76	$(167)	$243	(145.5)%

The increase in other income (expense) for the three months ended March 31, 2018 was primarily attributable to lower net unrealized and realized foreign exchange losses compared to the same period in 2017, driven by more favorable foreign exchange rate fluctuations.
Income Tax Expense

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Income tax expense	$1,149	$1,156	$(7)	(0.6)%
Income tax expense for the three months ended March 31, 2018 was consistent between the periods. The effective tax rate was approximately 28% for the three months ended March 31, 2018. Our tax expense is highly dependent upon the geographic mix of earnings, and is primarily related to operations in China and Finland. There is limited tax expense associated with our operations in the United States as we maintain a full valuation allowance against our U.S. deferred tax assets.
Non‑GAAP Financial Information
We monitor Adjusted EBITDA, a non-GAAP financial metric, to help us evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA is useful in evaluating our operating performance.
We define Adjusted EBITDA as net income (loss) adjusted for income tax expense, other non‑operating expense or income, net interest expense, depreciation and amortization, stock‑based compensation and other special items as determined by management. We believe that Adjusted EBITDA is a meaningful measure of performance as it is commonly utilized by us and the investment community to analyze operating performance in our industry.
The following table sets forth Adjusted EBITDA and a reconciliation from net income (loss), the most comparable GAAP measure, for the periods presented.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income (loss)	$2,916	$(1,213)
Income tax expense	1,149	1,156
Other (income) expense	(76)	167
Interest expense, net	219	502
Depreciation and amortization	1,946	1,950
Stock-based compensation	162	73
Adjusted EBITDA	$6,316	$2,635
Adjusted EBITDA as a non-GAAP financial measure reflects an additional way of viewing aspects of our business that, when viewed with our GAAP results and the accompanying reconciliation to the corresponding GAAP financial measure included in the table above, may provide a more complete understanding of factors and trends affecting our business. This non-GAAP financial measure should not be relied upon to the exclusion of GAAP financial measures. We believe that the non‑GAAP measures disclosed herein are only useful as an additional tool to help management and investors make informed decisions about our financial and operating performance. By definition, non‑GAAP measures do not give a full understanding of our performance. To be useful, they must be used in conjunction with the comparable GAAP measures. In addition, non‑GAAP financial measures are not standardized. It may not be possible to compare our financial measures with other companies’ non‑GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements and the notes thereto in their entirety and not to rely on any single financial measure.

Liquidity and Capital Resources
We had cash and cash equivalents of $28.6 million and $36.7 million as of March 31, 2018 and December 31, 2017, respectively. On April 30, 2018, upon the closing of our IPO, we received estimated net proceeds of $100.3 million after deducting underwriting discounts and commissions and other estimated offering costs.
Our principal uses of liquidity are to fund our working capital needs, purchase new capital equipment, and service our debt obligations. To date, our principal sources of liquidity have been the net proceeds we received through private sales of equity securities, borrowings under our debt facilities and payments received from customers for our products.
We believe our existing sources of liquidity provide us with the financial flexibility to meet our liquidity and capital needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	2018	2017
	(in thousands)
Net cash used in operating activities	$(4,170)	$(3,746)
Net cash used in investing activities	(3,390)	(709)
Net cash used in financing activities	(489)	(272)
Effect of exchange rate changes on cash	(16)	141
Net decrease in cash	$(8,065)	$(4,586)
Net Cash Used in Operating Activities
During the three months ended March 31, 2018, net cash used in operating activities was $4.2 million which was primarily driven by a $5.1 million increase in inventory, $4.7 million increase in accounts receivable, in support of higher revenue levels, and $1.1 million increase in other current assets driven by increase in the value-added taxes receivable. These negative adjustments were partially offset by $2.9 million of net income reported in the current period and non‑cash adjustments of $2.2 million related to depreciation, stock-based compensation, and other items as well as a $1.3 million increase in accounts payable and other accrued expenses, largely driven by the timing of payments as well as costs accrued for but not yet paid related to preparation for our initial public offering.
During the three months ended March 31, 2017, net cash used in operating activities was $3.7 million which was driven by a $1.2 million net loss reported in the period, a $2.8 million increase in accounts receivable and $1.1 million increase in inventory. There was also a $1.5 million decrease in cash related to fluctuations in the balance of accounts payable and accrued liabilities largely related to the payment of accrued bonuses. These negative adjustments were offset by non-cash adjustments of $2.2 million related to depreciation and amortization and other items.
Net Cash Used in Investing Activities
During the three months ended March 31, 2018, net cash used in investing activities was $3.4 million which was due to capital expenditures during the period related to expanding our manufacturing capacity, and purchases of new manufacturing and lab equipment. During the three months ended March 31, 2017, net cash used in investing activities was $0.7 million which was due to $0.7 million of capital expenditures and was primarily related to expanding manufacturing capacity.
Net Cash Used in Financing Activities
During the three months ended March 31, 2018, net cash used in financing activities was $0.5 million which was driven by $0.5 million in deferred offering costs related to our initial public offering. During the three months ended March 31, 2017, net cash used in financing activities was $0.3 million which was due to principal payments on loans of $0.3 million.

Credit Facilities
Pacific Western Bank Loan Facility
In March 2014, we entered into a Loan and Security Agreement with Pacific Western Bank (successor in interest to Square 1 Bank), as lender, and our subsidiary, Arbor Photonics, LLC, as co‑borrower. The loan facility initially provided for up to $15.0 million in aggregate commitments, comprised of a $7.5 million term loan and a revolving loan facility subject to a borrowing base of eligible accounts receivable and inventory. In August 2014, the revolving loan facility was increased to $20.0 million, with adjustments to the borrowing base. We amended and restated the loan facility in March 2018.The amended and restated loan facility provides for $25.0 million in aggregate commitments, including a term loan of $15.0 million and a revolving loan facility equal to the lesser of (i) $25.0 million minus the unpaid principal amount of the term loan and the amount of any reserves for ancillary banking services, or (ii) a borrowing base equal to 85% of eligible accounts receivable plus the lesser of $5.5 million or 35% of eligible inventory. Our obligations under the loan facility are secured by substantially all of our assets.
We borrowed $13.5 million in aggregate principal amount under the $15.0 million term loan on July 14, 2017 to refinance the existing outstanding balance of the term loan and other debt, and the remaining principal amount of the term loan is available to borrow through July 14, 2018. As of March 31, 2018, we had $13.5 million outstanding principal amount under the term loan and $3.7 million outstanding principal amount under the revolving loan facility.
The term and revolving loans bear interest at a rate equal to the bank’s prime rate plus 0.50% per annum, subject to a floor of 5.00% per annum. Prior to the amendment and restatement of our loan facility in March 2018, the term loan bore interest at a rate equal to the bank’s prime rate plus 1.50% per annum, subject to a floor of 5.50% per annum, and the revolving loans bore interest at a rate equal to the prime rate plus 1.00% per annum, subject to a floor of 5.00% per annum. Interest is due and payable monthly in arrears.
The principal amount of the term loan will be repaid in thirty-six equal monthly installments beginning on July 14, 2018. All outstanding principal and interest on the revolving loan is due and payable on July 14, 2019. We may prepay loans under the loan facility in whole or in part at any time without premium or penalty.
The loan facility contains customary affirmative and negative covenants, including covenants that require the lender’s consent to, among other things, merge or consolidate, acquire, sell or transfer assets outside the ordinary course of business, make investments, incur additional indebtedness or guarantee indebtedness of others, pay dividends and redeem and repurchase our capital stock, enter into transactions with affiliates outside the ordinary course of business, create liens on our assets and make capital expenditures. We are also required to comply with a minimum revenues covenant and a $13.0 million cap on our capital expenditures for the fiscal year ending December 31, 2018. In the event our unrestricted cash and cash equivalents plus availability under the revolving loan facility is less than $15.0 million, our lender has the option to replace the minimum revenues covenant with a new minimum Adjusted EBITDA covenant.
The facility also contains events of default that include, among others, non‑payment defaults, inaccuracy of representations and warranties, covenant defaults, cross‑defaults to other indebtedness and material obligations, judgment defaults, bankruptcy and insolvency defaults and a change of control default. Any default that is not cured or waived could result in the acceleration of the obligations under the loan facility, an increase in the applicable interest rate under the loan facility to a per annum rate equal to 5.00% above the applicable interest rate and would permit our lender to exercise remedies with respect to all of the collateral that is securing the loan facility.
As of March 31, 2018 and December 31, 2017, we were in compliance with the covenants under the loan facility.
Multiplier Loan Facility
In July 2015, we entered into a loan facility with Multiplier Growth Partners SPV I, LP, or Multiplier, as lender, and our subsidiary, Arbor Photonics, LLC, as co-borrower. The loan facility provided for a $15.0 million term loan available in two tranches and was subordinated to the loan facility with Pacific Western Bank. All of our obligations under the loan facility with Multiplier were secured by substantially all of our assets. We borrowed $12.5 million in aggregate principal amount under the loan facility. On July 17, 2017, we repaid the term loan in full and terminated the loan facility. The transaction qualified as a debt extinguishment and a loss of $0.9 million was recorded in other expense in the third quarter of 2017 as a result.
The term loan bore interest at a rate equal to 11.00% per annum. Interest was due and payable monthly in arrears. The loan facility would have matured on July 16, 2020. In connection with our prepayment and termination of the loan facility, we were required to pay a prepayment premium equal to 3.00% of the principal amount prepaid.
Contractual Obligations

Our future significant contractual obligations as of March 31, 2018 were reported in the Prospectus. There have been no material changes from the contractual commitments previously disclosed in the Prospectus other than renewing and extending a lease for one of our Vancouver facilities in the normal course of business. For more information see Note 14 in the notes to our consolidated financial statements.
Critical Accounting Policies and Significant Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that our significant accounting policies, which are discussed in the footnotes to our consolidated financial statements, and the accounting policies discussed below, involve a greater degree of complexity, involving management's judgments and estimates. Accordingly, these are the policies we believe are critical to understanding our financial condition and historical and future results of operations:
•revenue recognition;
•product warranty;
•inventory;
•income taxes; and
•stock-based compensation.
There have been no material changes to our critical accounting policies and estimates as previously disclosed in the Prospectus.
Off-Balance Sheet Arrangements
Since inception, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $28.6 million as of March 31, 2018. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates due to the short‑term nature of these assets.
We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a senior loan facility, consisting of a revolving loan facility that provides for $25.0 million in aggregate commitments, comprising a $15.0 million term loan and a revolving facility equal to the lesser of (i) $25.0 million minus the unpaid principal amount of the term loan and the amount of any reserves for ancillary banking services, or (ii) a borrowing base equal to 85% of eligible accounts receivable plus the lesser of $5.5 million or 35% of eligible inventory. As of March 31, 2018, we had $13.5 million outstanding principal amount under the term loan and $3.7 million outstanding principal amount under the revolving loan facility. The term loan bears interest at a rate equal to the bank’s prime rate plus 0.50% per annum, subject to a floor of 5.00% per annum. The revolving loans bear interest at a rate equal to the bank’s prime rate plus 0.50% per annum, subject to a floor of 5.00% per annum. A 10% increase or decrease in interest rates would result in approximately a $0.1 million change in our obligations under the loan facility.

Foreign Currency Risk
Due to our international operations, a significant portion of our revenues, cost of revenues and operating expenses are denominated in currencies other than the USD, principally the Chinese RMB and the Euro. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the USD, the Chinese RMB and the Euro. Management attempts to minimize these exposures by partially or fully offsetting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay intercompany cash settlements. As a result, we are unable to completely offset the foreign currency denominated assets and liabilities.
At March 31, 2018, our material foreign currency exposure is related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $3.0 million. Foreign exchange rate gains or losses on foreign investments as of March 31, 2018 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to the legal proceedings disclosed in the Prospectus.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described below, which we believe are the material risks associated with our business. Our business, financial condition, results of operations and growth prospects could be materially adversely affected by any of these risks. In assessing these risks, you should also refer to all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
Risks Related to Our Business and Industry
We have a history of losses, and as our operating costs increase we may not be able to generate sufficient revenues to achieve or maintain profitability in the future.
We have incurred net losses each year since our inception in 2000 through 2016, and only first became profitable in 2017. Although we had net income of $1.8 million in 2017 and $2.9 million for the three months ended March 31, 2018, we had a net loss of $14.2 million in 2016 and $1.2 million for the three months ended March 31, 2017. We had an accumulated deficit of $115.8 million as of March 31, 2018.
We expect our operating costs to continue to increase in future periods as we expend substantial financial and other resources on, among other things, business and headcount expansion in operations, sales and marketing, research and development, and administration as a public company. These expenditures may not result in additional revenues or the growth of our business. If we fail to continue to grow revenues or to sustain profitability while our operating costs increase, our business, financial condition, results of operations and growth prospects will be materially adversely affected and the market price of our common stock may decline.
Our revenue growth rate in recent periods may not be indicative of our future performance.
In recent periods, we have experienced substantial levels of revenue growth. However, our historical revenue growth rate may not be indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenues for any prior quarterly or annual periods as an indication of our future revenues or revenue growth. Our results of operations may vary as a result of a number of factors, including our ability to execute on our business strategy and expand our manufacturing capacity, the general economic conditions and the legal and regulatory environment in the United States, China and globally, as well as other factors that are outside of our control. If we are unable to maintain consistent revenues or revenue growth, our stock price could decline.
Downturns in the markets we serve could materially adversely affect our revenues and profitability.
Our results of operations may vary based on the impact of changes in the industries we serve or in the global economy. The revenue growth of our business substantially depends on demand for our products in the industrial and microfabrication markets. For our products sold to the industrial market, we believe demand is largely based on general economic conditions, primarily in China and North America. Adverse changes in the global economy have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, unemployment, declines in stock markets, contraction of credit availability or other factors affecting economic conditions generally. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets.
For the microfabrication market, a portion of our revenues depends in part on the demand for our products from semiconductor equipment companies. The semiconductor equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for manufacturing equipment, including laser-based tools and systems. The timing, severity and duration of these market cycles are difficult to predict, which limits our ability to predict our business prospects and financial results in this market and we may not be able to respond effectively to these cycles.
During industry downturns in the past, our revenues from this market declined suddenly and significantly, and this is likely to occur again in the event of industry downturns in the future. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell. Conversely, when upturns in this market occur, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand that may be extremely rapid, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.
We have high levels of fixed costs and inventory levels that may materially adversely affect our gross profits and results of operations in the event that demand for our products declines or we maintain excess inventory levels.

We conduct our own manufacturing operations and have a high fixed cost base, including significant costs for the employees in our manufacturing operations. We may not be able to adjust our production levels or fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Gross profit, in absolute dollars and as a percentage of revenues, is impacted by our volumes, product sales mix, the corresponding absorption of fixed manufacturing overhead expenses, production costs and manufacturing yields. In addition, because we design and manufacture our key components, insufficient demand for our products will subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. For example, we typically increase our inventory levels in the period leading up to Chinese New Year, which occurs during our first fiscal quarter, in anticipation of increased sales to our Chinese customers after completion of the holiday. If these anticipated sales do not occur, we may need to record write-downs for excess inventory.
The markets for our products are highly competitive. If we fail to compete successfully, our business, financial condition, results of operations and growth prospects will be materially adversely affected.
The industries in which we operate have significant price and technological competition. We compete not only with companies providing semiconductor and fiber lasers, but with companies offering conventional laser or non-laser solutions for the applications we target. Some of our competitors are larger and have substantially greater manufacturing, financial and research and development resources and larger installed customer bases than we do. Certain of these competitors also have higher sales volume than we do, which can enable such competitors to lower the prices of their products. To compete, we may be forced to lower our prices, which could negatively impact our revenues and gross margins. Consolidation in our industry could intensify the competitive pressures that we face. Our competitors worldwide include BWT Beijing Ltd., Coherent, Inc., II-VI Incorporated, IPG Photonics Corporation, Lumentum Holdings Inc., Maxphotonics Co., Ltd., Raycus Fiber Laser Technologies Co. Ltd. and Trumpf GmbH + Co. KG.
We also compete with widely used non-laser production methods, such as plasma cutting, water-jet cutting and resistance welding. We believe that competition will be particularly intense from makers of CO2, YAG and disc lasers, as makers of these laser solutions may lower their prices in order to maintain market share and have committed significant research and development resources to pursue opportunities related to these technologies. If manufacturers of these non-laser and legacy laser solutions offer significantly lower prices than we do for our products, customers may choose to purchase their products instead of ours, despite any technical or performance advantage our products may offer.
Our OEM customers' internal production of laser technologies presents additional competitive pressure. To the extent our OEM customers move towards using such in-house technologies, we may need to lower our prices to remain competitive, otherwise our market share and revenues may be materially adversely affected.
To be competitive, we believe that we will be required to continue to invest significantly in research and development and manufacturing facilities. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to compete successfully. Any failure to compete successfully will materially adversely affect our business, financial condition, results of operations and growth prospects.
Our inability to manage risks associated with our international customers and operations could materially adversely affect our business.
Approximately 62% and 66% of our revenues were to customers outside of North America for the three months ended March 31, 2018 and twelve months ended December 31, 2017, respectively. We anticipate that foreign revenues, particularly revenues from Asia, will continue to account for a significant portion of our revenues in the foreseeable future. Our products are sold in over 30 countries. Our principal markets outside of North America include China, South Korea, Japan and other Asian countries, Germany and other European countries. We have offices outside of the United States in Lohja, Finland, Shanghai, China and Seoul, South Korea. We have substantial tangible assets outside of the United States, particularly in China.
Our foreign operations and revenues are subject to a number of risks, including the impact of recessions and other economic conditions in economies outside the United States, unexpected changes in regulatory requirements, certification requirements, environmental regulations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, political and economic instability, import/export regulations, tariffs and trade barriers, compliance with applicable United States and foreign anti-corruption laws, cultural and management differences, reliance in some jurisdictions on third-party revenues from channel partners, preference for locally produced products and shipping, other logistics complications and longer accounts receivable collection periods.
Our business could also be impacted by international conflicts, terrorist and military activity, civil unrest and pandemic illness which could cause a slowdown in customer orders, cause customer order cancellations or negatively impact availability of supplies or limit our ability to timely service our installed base of products. Political, economic and monetary instability and changes in governmental regulations or policies, including trade tariffs and protectionism, could materially adversely affect both our ability to effectively operate our foreign offices and the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.
Our failure to manage the foregoing risks associated with our operations in Finland, China and South Korea and our other existing and potential future international business operations could materially adversely affect our business, financial condition, results of operations and growth prospects.
We have substantial sales and operations in China, which exposes us to risks inherent in doing business there.
Our business operations in China and our sales to Chinese customers are critical to our success. As of March 31, 2018, we had approximately 490 employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly. and sales operations. Moreover, for the three months ended March 31, 2018 and twelve months ended December 31, 2017, approximately 36% and 40% of our revenues were derived from China, respectively. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States or China may impose tariffs or other restrictions on items imported or exported between the United States and China. These or other events may lead to a significant reduction in demand for our products.
The political, legal and regulatory climate in China, both nationally and regionally, is fluid and unpredictable, and operating in China exposes us to political and legal risks. Our ability to operate in China may be materially adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits and overtime policies and other matters. Our operations in China are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. Applicable laws, rules and regulations often lack clarity and it is difficult to predict how any of these laws, rules and regulations will be enforced. If we or our employees or agents violate, or are alleged to have violated, any of these laws, rules and regulations, we or our employees could be subject to civil or criminal penalties, damages or fines, or our employees or agents could be detained, imprisoned or prevented from entering China, any of which could materially adversely affect our results of operations.
Our manufacturing capacity and operations may not be appropriate for future levels of demand and may materially adversely affect our gross margins.
When market demand increases, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed. To maintain our competitive position and to meet anticipated demand for our products, we have invested significantly in the expansion and automation of our manufacturing and operations throughout the world and may continue to do so in the future. If the demand for our products does not increase or if our revenues decrease from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which could in turn materially adversely affect our gross margins and profitability.
In connection with any expansion, we may incur cost overruns, construction delays, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our results of operations. Expansion activities can also cause disruptions to existing manufacturing capabilities. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the addition of new equipment or opening of new manufacturing facilities are resolved.
We rely on a small number of customers for a significant portion of our revenues, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be materially adversely affected.

We rely on a few customers for a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 58% and 61% of our revenues during the three months ended March 31, 2018 and for the twelve months ended December 31, 2017, respectively. Suzhou Quick Laser Technology Co., Ltd accounted for 13% and 14% of our revenues for the three months ended March 31, 2018 and for the twelve months ended 2017, respectively. We generally do not enter into long-term purchase agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.
If we are unable to protect our proprietary technology and intellectual property rights, our competitive position could be harmed and our results of operations could be materially adversely affected.
Our success depends in part upon our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without infringing on or otherwise violating the proprietary rights of others or having third parties infringe, misappropriate or circumvent the rights we own or license. We rely on a variety of intellectual property rights, including patents, copyrights, trademarks, trade secrets, technical know-how and other unpatented proprietary information to protect our products, product development and manufacturing activities from unauthorized copying by third parties.
Our patents do not cover all of our technologies, systems, products and product components and our competitors or others may design around our patented technologies. Some of our know-how or technology is not patented or patentable and may constitute trade secrets. To protect our trade secrets, we have a policy of requiring our employees, consultants, advisors and other collaborators who contribute to our material intellectual property to enter into confidentiality agreements. We also rely on customary contractual protections with our suppliers and customers, and we implement security measures intended to protect our trade secrets, know-how or other proprietary information. However, we cannot guarantee we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. We also cannot assure you that those agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems or our suppliers, employees or consultants could assert rights to our intellectual property.
We have significant international operations and we are subject to foreign laws which differ in many respects from U.S. laws. Effective intellectual property protection may be unavailable or more limited in foreign jurisdictions in which we operate, such as China, relative to those protections available in the United States. Although we typically enter into confidentiality agreements with our employees who contribute to our material intellectual property to protect our proprietary information, our ability to enforce such agreements in foreign jurisdictions is uncertain. In the past, certain of our employees have been hired by our competitors. These former employees are contractually prohibited from misappropriating our confidential information, including trade secrets; however, we cannot be certain that such contractual obligations will be honored. While we monitor our competitors' activities for evidence of infringement of our proprietary rights, we cannot be certain that such infringement will be detected. If we pursue litigation to assert our intellectual property rights, an adverse decision in any legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise materially adversely affect our business, financial condition or results of operations.
Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have already occurred or may occur in the future. The steps that we take to acquire ownership of our employees' inventions and trade secrets in foreign countries may not have been effective under all such local laws, which could expose us to potential claims or the inability to protect intellectual property developed by our employees. Furthermore, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may materially adversely affect our ability to enforce our trade secret and intellectual property positions. Our failure to identify unauthorized use or otherwise adequately protect our intellectual property could jeopardize our competitive advantage and materially adversely affect our business. Moreover, any litigation in connection with unauthorized use of our intellectual property could be time consuming, and we could be forced to incur significant costs and divert our attention and the efforts of our employees, which could, in turn, result in lower revenues and higher expenses, and we may not be successful in enforcing our intellectual property rights.
Intellectual property claims could result in costly litigation and harm our business.

There has been significant litigation involving intellectual property rights in many technology-based industries, including our own. We continue to face risks and uncertainties in connection with any patent litigation, including the risk that patents issued to others may harm our ability to do business; that there could be existing patents of which we are unaware that could be pertinent to our business; and that it is not possible for us to know whether there are patent applications pending that our products might infringe upon, since patent applications often are not disclosed until a patent is issued or published. Moreover, the frequency with which new patents are granted and the diversity of jurisdictions in which they are granted make it impractical and expensive for us to monitor all patents that may be relevant to our business.
From time to time, we have been notified of allegations and claims that we may be infringing patents or otherwise violating intellectual property rights owned by third parties. In the future, we may be a party to litigation as a result of an alleged infringement, misappropriation, or other violation of others' intellectual property, whether through direct claims or by way of indemnification claims of our customers or suppliers. If any pending or future intellectual property-related litigation proceedings result in an adverse outcome then we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for infringement;

•	expend significant resources to develop non-infringing products, processes or technology;

•	license technology from the party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

•	pay substantial damages to our direct or indirect customers to cause our end users to discontinue their use of, or replace, infringing products with non-infringing products.
In addition, intellectual property lawsuits can be brought by third parties against our customers and end-users that incorporate our products into their systems or processes. Because we generally indemnify customers against third-party infringement claims relating to our products, we may incur liabilities in connection with lawsuits against our customers. Any such lawsuits, whether or not they have merit, could be time-consuming to defend, damage our reputation and result in substantial and unanticipated costs.
Having to defend any such lawsuits, and any adverse consequences that might arise, could materially adversely affect our business, financial condition, results of operations and growth prospects.
If we are unable to develop new products, applications and end markets for our high-performance lasers and increase our market share in existing applications, our business, financial condition, results of operations and growth prospects will be materially adversely affected.
Any future success will depend in part on our ability to continue to generate sales of semiconductor lasers and fiber lasers in applications where legacy lasers have been used, or in new and developing markets and applications for lasers where they have not been used previously. As semiconductor and fiber lasers reach higher levels of penetration in core materials processing applications, the development of new applications, end markets and products outside our core applications becomes more important to our growth.
Our current and potential customers may have substantial investment in, and know-how related to, their existing laser and non-laser technologies. They may perceive risks relating to the reliability, quality, usefulness and profitability of integrating semiconductor lasers or fiber lasers in their systems when compared to other laser or non-laser technologies available in the market or that they manufacture themselves. Although we believe that semiconductor lasers and fiber lasers generally exhibit superior performance compared to other lasers or tools, customers may be reluctant to change from incumbent suppliers or cease using their own solutions, or we may miss the design and procurement cycles of our customers. Many of our target markets, such as industrial and aerospace and defense, have historically been slow to adopt new technologies. These markets often require long testing and qualification periods or lengthy government approval processes before adopting new technologies.
Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to achieve increased production volume rapidly. If we are unable to implement our strategy to develop new applications and end markets for our products or develop new products, our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, any newly developed or enhanced products may not achieve market acceptance or may be rendered obsolete or less competitive by the introduction of new products by other companies.

Fluctuations in our quarterly results of operations may increase the volatility of our stock price and may be difficult to predict.
We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations. We believe that fluctuations in quarterly results may cause the market price of our common stock to increase or decrease, perhaps substantially. In addition, we experience seasonality in our results of operations with our first quarter typically impacted by lower demand from our Chinese customers during Chinese New Year. Factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

•	the increase, decrease, cancellation or rescheduling of significant customer orders;

•	declines in selling prices for our products;

•	delays in our product-shipment timing, customer or end-user sales or deployment cycles, or work performed under development contracts;

•	seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;

•	the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;

•	timing variability in product introductions, enhancements, services and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;

•	our ability to obtain export licenses for our products on a timely basis or at all;

•	the rate at which our present and future customers and end users adopt our technologies;

•	the gain or loss of a key customer;

•	product or customer mix;

•	competitive pricing pressures and new market entrants;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	our ability to manage our inventory levels and any write-downs for excess or obsolete inventory;

•	our ability to collect outstanding accounts receivable balances;

•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;

•	impairment of values for goodwill, intangibles and other long-lived assets;

•	different capital expenditure and budget cycles for our customers, which affect the timing of their spending;

•	foreign currency fluctuations; and

•	economic and market conditions in a particular geography or country.
A substantial portion of our operating expenses are fixed for the short-term, and as a result fluctuations in revenues or unanticipated expenses can have a material and immediate impact on our profitability. In addition, we often recognize a substantial portion of our revenues in the last month of each fiscal quarter. Our expenses for any given quarter are typically based on expected revenues, and if revenues are below expectations in any given quarter, the adverse impact of the shortfall on our results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the shortfall. We also base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products. Accordingly, variations in timing of sales, particularly for our higher priced, higher margin products, can cause significant fluctuations in quarterly results of operations.
Due to these and other factors, particularly varying product mix from quarter to quarter, we believe that quarter-to-quarter and year-to-year comparisons of our historical results of operations may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our results of operations in future quarters and years may be below public market analysts' or investors' expectations, which would likely cause the price of our stock to fall, perhaps significantly. In addition, over the past several years, U.S. and global equity markets have experienced significant price and volume fluctuations that have affected the stock prices of many technology companies both in and outside our industry. There has not always been a direct correlation between this volatility and the performance of particular companies subject to these stock price fluctuations. These factors, as well as general economic and political conditions or investors' concerns regarding the credibility of corporate financial statements, may materially adversely affect the market price of our stock in the future.
Products in the laser industry are experiencing declining average selling prices, and any future success depends in part on our ability to increase our volumes and decrease our costs to offset potential declines in the average selling prices of our products.
Products in the laser industries generally, and our products specifically, are experiencing and may in the future continue to experience a significant decline in average selling prices, or ASPs, on maturing products as a result of increased competition and price pressures from customers. As competing products become more widely available, the ASPs of our products may decrease. Due to the fixed cost of production, the average cost per unit of our products typically declines as our production volumes rise. For this reason, we may decide to offer products at ASPs that result in low initial gross margins to us with an intention to drive sales and production volumes higher, in turn lowering our average cost per unit. Because of these factors, we have experienced and we may continue to experience fluctuations in our results of operations on a quarterly or annual basis. If the ASPs of our products decline and we are unable to increase our unit volumes, introduce new or enhanced products with higher ASPs or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our gross margins could decline, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects.
We participate in markets that are subject to rapid technological change and require significant research and development expenses to develop and maintain products that are able to achieve market acceptance.
The markets for our products are characterized by rapid technological change, frequent product introductions, substantial capital investment, volatility of product supply and demand, changing customer requirements and evolving industry standards. Our future performance will depend in part on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. We expect that new technologies will emerge as competition and our customers' need for higher and more cost-effective tools increase. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release, or if there is any delay in development or introduction of our new products or enhancements of our products, our business, financial condition, results of operations and growth prospects would be materially adversely affected. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	expense reduction measures we have implemented, and others we may implement, to conserve our cash and attempt to achieve and sustain profitability;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	changing market or competitive product requirements.
The development of new, technologically advanced products is a complex and uncertain process that requires the accurate prediction of technological and market trends, as well as the investment of significant research and development expenses. Further, we typically invest substantial resources in advance of material sales of our products to our customers. Our research and development costs were $4.3 million and $15.1 million for the three months ended March 31, 2018 and twelve months ended December 31, 2017, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would materially adversely affect our business, financial condition, results of operations and growth prospects.
Additionally, our product offerings may become obsolete given the frequent introduction of alternative technologies. In the event either our customers or our products fail to gain and maintain market acceptance, it would likely materially adversely affect our business, financial condition, results of operations and growth prospects.
Reliance on customers in the aerospace and defense industry for a significant portion of our revenues could materially adversely affect our business, financial condition, results of operations and growth prospects.
For the three months ended March 31, 2018 and twelve months ended December 31, 2017, we derived approximately 18% and 15% of our revenues from customers in the aerospace and defense industry. From time to time, we have experienced declining aerospace and defense-related revenues. The aerospace and defense market is largely dependent upon government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, including sequestration impacts similar to those experienced under the Budget Control Act of 2011, or the BCA, constraints of the budgetary process and timing and potential changes to these policies and priorities. Future spending levels are subject to a wide range of outcomes, depending on Congressional action, all of which are beyond our control. Moreover, no assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business.
Many of our customers in the defense industry are subcontractors that must negotiate our proposals with the U.S. government. Our continuing relationship and the ability of these customers to pay for our products is dependent on the U.S. government's decision to accept or reject our customers' terms, which can be delayed for a substantial period of time and is largely outside of our control. Such delays could result in decreased revenues and could materially adversely harm our results of operations in any given period.
Our agreements with the U.S. government and suppliers to the U.S. government subject us to unique risks.
We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. The U.S. government contracting party may require us to increase production of certain solutions sold to the U.S. government due to changes in U.S. national security strategy and/or priorities or other reasons, in which case we may be required to decrease production of other products or sales to other customers to meet the requirements of the U.S. government. In addition, the U.S. government routinely retains rights to intellectual property developed in connection with a government contract. The U.S. government could exercise these rights in certain circumstances in the future, which could have the effect of decreasing the benefit we are able to realize commercially from such intellectual property.
U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, its cost structure, its business systems and compliance with applicable laws, regulations and standards. The U.S. government has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. We have unaudited and unsettled incurred cost claims related to past years, which places risk on our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring.
If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business. Any such imposition of penalties, or the loss of such government contracts, could materially adversely affect our business, financial condition, results of operations and growth prospects.
We are exposed to foreign currency risk, which may materially adversely affect our revenues, cost of revenues and operating margins and could result in exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2017, our revenues outside North America represented approximately 66% of our revenues. We incur currency transaction risk whenever one or more of our operating subsidiaries enter into a transaction using currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of revenues and expenses of foreign subsidiaries are translated to U.S. dollars. We do not actively hedge our foreign currency exposure and we cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which could decrease demand for our products in such markets. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.
The long sales cycles for our products may cause us to incur significant expenses without offsetting revenues.
Our products represent a large investment for our customers and they typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customers’ needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenues to offset such expenses soon thereafter or at all. This, in turn, can materially adversely affect our business, financial condition, our results of operations and growth prospects.

Because we lack long-term purchase commitments from our customers, our revenues can be difficult to predict, which could lead to excess or obsolete inventory and materially adversely affect our results of operations.
We generally do not enter into long-term agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. Write-downs have been recorded as a result of changes in demand or uncertainties related to the recoverability of the value of inventories due to technological and product changes. If we are unable to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, we could incur significant expenses, and our business, financial condition, results of operations and growth prospects may be materially adversely affected.
If we fail to effectively manage our growth or, alternatively, our spending during downturns, our business could be disrupted, which could materially adversely affect our results of operations.
Growth in revenues, combined with the challenges of managing geographically dispersed operations, can place a significant strain on our management systems and resources, and our anticipated growth in future operations could continue to place such a strain. The failure to effectively manage our growth could disrupt our business and materially adversely affect our results of operations. Our ability to successfully offer our products and implement our business plan in evolving markets requires an effective planning and management process. Even if executed successfully, our expansion may not deliver the anticipated increase in revenues and other benefits to compensate for the expenses incurred. This could materially adversely affect our business, financial condition, results of operations and growth prospects. In economic downturns, we must effectively manage our spending and operations to ensure that our competitive position during the downturn, as well as our future opportunities when the economy improves, remains intact. The failure to effectively manage our spending and operations could disrupt our business and materially adversely affect our results of operations.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Similarly, our estimates regarding the continued reduction in cost per brilliant watt and increase in power output of semiconductor lasers is based on assumptions and prior experience, and may not continue at the same rate, which could materially adversely affect the growth of high-power fiber lasers generally, and our growth specifically. Even if the markets in which we compete meet our size estimates and growth forecasts, and even if semiconductor lasers continue to become less expensive and more powerful, our business could fail to grow for a variety of reasons, which would adversely affect our results of operations.
We depend upon internal production and on outside single or limited-source suppliers for many of our key components and raw materials, including cutting-edge optics and materials. Any interruption in the supply of these key components and raw materials could materially adversely affect our business, financial condition, results of operations and growth prospects.
We rely exclusively on our own production capabilities to manufacture certain of our key components, such as semiconductor lasers, specialty optical fibers and optical components. Certain of our components, such as our semiconductor lasers, which are manufactured at our Vancouver, Washington facility, and our active fibers, which are manufactured at our Lohja, Finland facility, rely on processes and equipment that cannot be easily moved or replaced. If our manufacturing activities were obstructed or hampered significantly at these, or our other facilities, it could take a considerable length of time, at an increased cost, for us to resume manufacturing, which could materially harm our business and results of operations.
Also, we purchase certain raw materials and components, which are key elements to manufacture our products, from single- or limited-source suppliers. We generally do not have guaranteed supply arrangements with our suppliers. Some of our suppliers are relatively small private companies that may discontinue their operations at any time and may be particularly susceptible to prevailing economic conditions. Some of our suppliers are also our competitors. Our key suppliers may not have the ability to increase their production in line with our customers' demands. This can become acute during times of high growth in our customers' businesses. As a result, we experienced, and may in the future experience, longer lead times or delays in fulfillment of our orders. Furthermore, other than our current suppliers, there may be a limited number of entities from which we could obtain these supplies. We do not anticipate that we would be able to purchase these materials that we require in a short period of time or at the same cost from other sources in commercial quantities or that have our required performance specifications. In addition, if quality issues arise with these outsourced materials and go undetected by us, the use of such defective materials in our products could compromise their quality and harm our reputation.

For certain long lead-time supplies or in order to lock in pricing, we may be obligated to place purchase orders which are not cancelable or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products. Some of our products require designs and specifications which are at the cutting-edge of available technologies. Our and our customers' designs and specifications frequently change to meet rapidly evolving market demands. Accordingly, certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. By their very nature, these types of components may only be available by a single supplier. These characteristics place further pressure on the timely delivery of such components. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, could materially adversely affect our ability to meet customer orders. If our suppliers face financial or other difficulties, do not maintain sufficient inventory on hand or if there are significant changes in demand for the components and materials we obtain from them, they could limit the availability of these components and materials to us. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.
We depend on our OEM customers and system integrators to incorporate our products into their systems.
Our revenues depend in part on our ability to maintain existing and secure new OEM customers. Our revenues also depend in part upon the ability of our current and potential OEM customers and system integrators to incorporate our products into their systems, and to sell such systems successfully. The commercial success of these systems depends to a substantial degree on the efforts of these OEM customers and system integrators to develop and market products that incorporate our technologies. Relationships and experience with traditional laser makers, limited marketing resources, reluctance to invest in research and development and other factors affecting these OEM customers and third-party system integrators could have a substantial impact upon demand for our products, and in turn upon our revenues and financial results. If OEM customers or integrators are not able to adapt existing tools or develop new systems to take advantage of the features and benefits of lasers, or if they perceive us to be an actual or potential competitor, then the opportunities to expand our revenues and increase our margins may be severely limited or delayed. In addition, some of our OEM customers are developing their own laser sources. If they are successful, this may reduce our revenues from these customers.
Failure to effectively maintain and expand our field service and support organization could materially adversely affect our business, financial condition, results of operations and growth prospects.
It is important for us to provide rapid, responsive service directly to our customers throughout the world and to maintain and expand our own personnel resources to provide these services. Any actual or perceived lack of adequate field service in the locations where we sell or try to sell our products may negatively impact our sales efforts and, consequently, our revenues. This requires us to recruit and train additional qualified field service and support personnel as well as maintain effective and highly trained organizations that can provide service to our customers in various countries. We may not be able to attract and train additional qualified personnel to expand our direct support operations successfully, in a cost-effective manner or at all. We also may not be able to find and engage additional qualified third-party resources to supplement and enhance our direct support operations. Further, we may incur significantly higher costs in providing these field and support services if competition for or unavailability of these services is limited. Failure to implement and manage our support operation effectively could materially adversely affect our relationships with our customers, as well as our business, financial condition, results of operations and growth prospects.
Our products could contain defects, which may reduce sales of those products, harm market acceptance of our high performance laser products or result in claims against us.
The manufacture of our high-performance lasers involves highly complex and precise processes. Despite testing by us and our customers, errors have been found in our products and may be found in the future. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. Our products are typically sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time at no cost to our customers. Reserves for estimated warranty claims are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We typically establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of revenues may be required in future periods, which could materially adversely affect our results of operations. These defects may cause us to incur significant warranty, support and repair costs, incur additional costs related to a recall, divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. These problems could result in, among other things, loss of revenues or a delay in revenue recognition, loss of market share, harm to our reputation or a delay or loss of market acceptance of our laser products. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers, which in turn could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, could be time-consuming and costly to defend, and could harm our reputation. We cannot assure investors that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.
We may experience lower than expected manufacturing yields, which would adversely affect our gross margins.
The manufacture of semiconductor lasers and their packaging is a highly complex process. Manufacturers often encounter difficulties in achieving acceptable product yields from laser and packaging operations. We have from time to time experienced lower than anticipated manufacturing yields for our lasers. If we do not achieve planned yields, our product costs could increase, resulting in lower gross margins, and key component availability would decrease, which could result in delays in fulfilling customer orders or rolling out new product lines.
A breach of our information technology and security systems could materially adversely affect our business.
We use information technology and security systems to maintain our facility's physical security and to protect our proprietary and confidential information, including that of our customers, suppliers and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or viruses, loggers, or other malfeasant code in our data or software, could compromise this information. The consequences of such loss and possible misuse of our proprietary and confidential information could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, litigation by affected parties and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners. We also rely on a number of third-party "cloud-based" providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or other unauthorized access to our service-providers' systems or viruses, loggers or other malfeasant code in their data or software could expose us to information loss and misappropriation of confidential information. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effects on our business, financial condition, results of operations and growth prospects.
Our business could be materially adversely affected if one or more members of our executive management team or key personnel departed.
Any future success is substantially dependent on the continued contributions of our executive officers, including Scott Keeney, our president and chief executive officer. We are also dependent on key technologists, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business and reputation in the market. Our business requires engineering staff with experience in several disciplines, including physics, optics, materials sciences, chemistry and electronics. We will need to continue to recruit and retain highly skilled engineers for certain functions.
Any future success also depends in part on our ability to identify, attract, hire, train, retain and motivate highly skilled research and development, managerial, operations, sales, marketing and customer service personnel. We are continually recruiting such personnel. However, competition for such personnel can be strong and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. In addition, particularly in the high-technology industry, the value of stock options, restricted stock units, grants or other share-based compensation is an important element in the retention of employees. Declines in the value of our common stock could materially adversely affect our ability to retain employees and we may have to take additional steps to make the equity component of our compensation packages more appealing to attract and retain employees. These steps could result in dilution to stockholders.
If we fail to attract, integrate and retain the necessary personnel, our ability to extend and maintain our scientific expertise and grow our business could suffer significantly. The loss of any key employee, the failure of any key employee to adequately perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our key employees to expand, train and manage our employee base as needed, could materially adversely affect our business, financial condition, results of operations and growth prospects.
Our management team has limited public company experience.

We have only very recently begun operating as a public company. Our chief financial officer joined us in January 2018 and is the only member of our management team who has prior experience as an executive officer of a public company. Our entire management team, as well as other company personnel, will need to devote substantial time to compliance, and may not effectively or efficiently manage our maturation as a public company. If we are unable to effectively comply with the regulations applicable to public companies or if we are unable to produce accurate and timely financial statements, which may result in material misstatements in our financial statements or possible restatement of financial results, our stock price may be materially adversely affected, and we may be unable to maintain compliance with the listing requirements of The Nasdaq Stock Market. Any such failures could also result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities, harm to our reputation and diversion of financial and management resources from the operation of our business, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.
As a consequence of becoming a public company we are subject to additional regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain an effective system of internal controls then we may not be able to accurately report our consolidated financial results or prevent fraud.
As a public company, we are subject to the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide, beginning with our second annual report on Form 10-K, an annual management report on the effectiveness of internal controls over financial reporting. In addition, we are subject to the reporting requirements of the Exchange Act, the listing requirements of The Nasdaq Stock Market, and other applicable securities rules and regulations. As a consequence, and particularly after we cease to be an "emerging growth company," we expect to incur greater legal, accounting and other expenses than we incurred as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with relatively recently adopted corporate governance requirements, including requirements of the SEC and The Nasdaq Stock Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Our operations are conducted in a limited number of locations. Any disruption at our facilities could delay revenues or increase our expenses.
An earthquake, fire, flood or other natural or manmade disaster could disable our facilities, disrupt operations or cause catastrophic losses. Our major manufacturing facilities are located in Vancouver, Washington; Hillsboro, Oregon; Shanghai, China; and Lohja, Finland. Some of our facilities, such as our headquarters and key manufacturing and development facilities in Vancouver, Washington, are located in areas with a known history of seismic and volcanic activity. We also have facilities in areas with a known history of flooding, such as our location in Shanghai, China, and there is a risk of flooding and snowstorms at our location in Lohja, Finland. A loss at any of these or other of our or our suppliers' facilities could disrupt operations, delay production and shipments, reduce revenues and generate potentially significant expenses to repair or replace damaged facilities. The insurance we maintain against earthquakes, floods and other natural or manmade disasters may not be adequate to cover our losses in any particular case.
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies and software. We must export our products in compliance with U.S. export controls, including the Commerce Department's Export Administration Regulations, the State Department's International Traffic in Arms Regulations, or ITAR, and various economic and trade sanctions established by the Treasury Department's Office of Foreign Assets Controls. We may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenues. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.
In addition, compliance with the directives of the Directorate of Defense Trade Controls, or DDTC, may result in substantial expenses and diversion of management attention. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.
Changes in our products or changes in export, import and economic sanctions laws and regulations may delay our introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. We are aware of proposed tariffs that the U.S. Government may impose on certain items imported from China and potential tariffs imposed by China on import of items from the United States. If the tariffs are imposed by the United States and/or China, those tariffs could have a material impact on the cost of our products and decrease our ability to sell our products to existing or potential customers and harm our ability to compete internationally. Further, it is possible that additional sanctions or restrictions may be imposed by the United States on items imported into the United States from China and any such measures could further adversely affect our ability to sell our products to existing or potential customers and harm our ability to compete internationally and grow our business. Any change in export or import regulations or legislation, shift or change in enforcement, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, the Proceeds of Crime Act 2002 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the public and private sectors. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. China also strictly prohibits bribery of government officials and commercial bribery. Our operations in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control.
While we have policies and procedures in this area, we cannot guarantee that improprieties committed by our employees or third parties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, responding to any action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even require us to appoint an independent compliance monitor, which can result in added costs and administrative burdens. Any investigations, actions or sanctions or other previously mentioned harm could materially adversely affect our business, financial condition, results of operations and growth prospects.
Changes in U.S. or foreign tax law may materially adversely affect our business, financial condition, results of operations and growth prospects.
The Tax Cuts and Jobs Act, or 2017 Tax Act, was recently enacted into law, bringing about extensive changes to the U.S. corporate tax system. The 2017 Tax Act includes changes that reduce U.S. corporate tax rates, change how U.S. multinational corporations, like us, are taxed on international earnings, repeal domestic manufacturing deduction, accelerate tax revenue recognition, allow capitalization of research and development expenditures, place additional limitations on executive compensation and limitations on the deductibility of interest. Certain aspects of the new tax law are currently unclear or undeveloped and we are unable to predict what effects such legislation might have on our future liability for U.S. corporate tax.

Due to the large and expanding scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and the amount of taxes we pay and seriously harm our business.
Additionally, under the applicable laws and regulations in China, arrangements and transactions among related parties may be subject to audit or challenge by the Chinese tax authorities. We would be subject to adverse tax consequences if the Chinese tax authorities were to determine that the transactions with or between our subsidiaries were not executed on an arm's-length basis, and as a result the Chinese tax authorities could require that our Chinese subsidiaries adjust their taxable income upward for Chinese tax purposes. Such an adjustment could materially adversely affect us by increasing our tax expenses.
We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially adversely affect our business, financial condition, results of operations and growth prospects.
We could be subject to additional income tax liabilities.
We are subject to income taxes in the United States and certain other foreign jurisdictions. Judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
Our international operations subject us to potential adverse tax consequences.
We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We believe that our financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.
Our reported financial results may be materially adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
In particular, in May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an "emerging growth company" the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to ASU 2014-09. We expect ASU 2014-09 to apply to us for reporting periods beginning in 2019.
While we continue to assess the potential impacts of ASU 2014-09 and anticipate it could have an impact on our consolidated financial statements, we do not know or cannot reasonably estimate the quantitative impact on our financial statements at this time.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and may materially adversely affect our business, financial condition, results of operations and growth prospects.
We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process or requiring design changes or recycling of products we manufacture. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes or incur other significant expenses in order to remain in compliance with such laws and regulations. At this time, we do not believe the costs to maintain compliance with current environmental laws to be material. If such costs were to become material in the future, whether due to unanticipated changes in environmental laws or their interpretations, unanticipated changes in our operations or other unanticipated changes, we may be required to dedicate additional staff or financial resources in order to maintain compliance. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the lack of, or failure to obtain, permits, human error, accident, equipment failure or other causes.
Results of future litigation could materially adversely affect our business, financial condition, results of operations and growth prospects.
From time to time, we have been subject to litigation. The outcome of any litigation, regardless of its merits, is inherently uncertain. Future litigation could result in significant damages payable by us, and could harm our reputation. Even if we are successful in our defense, such litigation could still result in a diversion of management's attention and our resources and we may be required to incur significant expenses defending against these claims. We cannot predict our future commitments with respect to any matters encountered in the future, or their eventual outcome. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or fines, or enter into royalty or licensing arrangements, which could materially adversely affect our cash flows, harm our reputation, or otherwise materially adversely affect our business, financial condition, results of operations and growth prospects.
The outcome of any government inquiries and investigations involving our business is unpredictable and an adverse decision in any such matter could materially adversely affect our business, financial condition, results of operations and growth prospects.
We have been involved in certain disputes and have also received requests for information from government authorities. For example, we entered into a civil settlement agreement with the U.S. Department of Justice in March 2015 concerning a matter related to our eligibility for certain contracts awarded to us under the Small Business Innovation Research, or SBIR, Program. We have also received information requests from the Criminal Division of the U.S. Attorney's Office related to our SBIR eligibility and the Criminal Division has interviewed certain of our current and past employees. We have responded to the U.S. Attorney's requests with a production of documents. Although we have not received further inquiries from the Criminal Division since 2015, the Criminal Division has contacted certain of our former employees as recently as June 2017 and the inquiry may be ongoing, and we do not know when it will conclude or whether the Criminal Division will pursue claims against us or our employees. If the Criminal Division or a federal court determines that we or our employees are criminally liable, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
Acquisitions could result in operating difficulties and may materially adversely affect our business, financial condition, results of operations and growth prospects.
We have evaluated, and expect to continue evaluating, potential strategic transactions, and we may pursue one or more transactions, including acquisitions. We have limited experience executing acquisitions. Any transaction could be material to our business, financial condition, results of operations and growth prospects. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. Acquisition-related risks include:

•	diverting management time and focus from operating our business to acquisition integration;

•	difficulties integrating acquired products into our strategy and product plans;

•	customers moving to new suppliers as a result of the acquisition;

•	inability to retain employees from the business we acquire;

•	challenges associated with integrating employees from the acquired company into our organization;

•	difficulties integrating accounting, management information, human resource and other administrative systems to permit effective management of the business we acquire and realize efficiencies;

•
potential requirements for remediating controls, procedures and policies appropriate for a public company in the acquired business that prior to the acquisition lacked these controls, procedures and policies;

•	potential liability for past or present environmental, hazardous substance, or contamination concerns associated with the acquired business or its predecessors;

•	possible write-offs or impairment charges resulting from the acquisition; and

•	unanticipated or unknown liabilities relating to the acquired business.
Foreign acquisitions involve additional risks beyond those above, including related to integrating operations across different cultures and languages, currency risks and the economic, political and regulatory risks associated with other countries. Also, the anticipated benefit of any acquisition, domestic or foreign, may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, debt incurrence, contingent liabilities or amortization expenses or goodwill write-offs, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.
Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.
In March 2018, we entered into an amended and restated loan facility, or loan facility, with Pacific Western Bank, as lender. This loan facility imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of March 31, 2018, we had $13.5 million outstanding principal amount under the term loan and $3.7 million outstanding principal amount under the revolving loan facility.
Among other things, our loan facility requires the lender's consent to:

•	merge or consolidate;

•	sell or transfer assets outside the ordinary course of business;

•	make certain types of investments and capital expenditures;

•	incur additional indebtedness or guarantee indebtedness of others;

•	pay dividends, redeem or repurchase our capital stock;

•	enter into transactions with affiliates outside the ordinary course of business; and

•	create liens on our assets.
Our loan facility also contains affirmative covenants, including a minimum revenue covenant and a maximum capital expenditures covenant. The facility contains events of default, including, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to other indebtedness, judgment defaults, bankruptcy and insolvency defaults and a change of control default.
If we experience a decline in cash flow due to any of the factors described in this "Risk Factors" section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenants set forth in our loan facility. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our loan facility, or if we fail to comply with the requirements of our indebtedness, we could default under our loan facility. Any default that is not cured or waived could result in the acceleration of the obligations under the loan facility, an increase in the applicable interest rate under the loan facility, and would permit our lender to exercise remedies with respect to all of the collateral that is securing the loan facility, which includes substantially all of our assets. Any such default could materially adversely affect our liquidity and financial condition.
Even if we comply with all of the applicable covenants, the restrictions on the conduct of our business could materially adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to the business. Even if the loan facility were terminated, additional debt we could incur in the future may subject us to similar or additional covenants, which could place restrictions on the operation of our business.
Our ability to use net operating losses to offset future taxable income may be limited.
As of December 31, 2017, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $104.5 million and $13.7 million, respectively and federal and state research development credit carryforwards of $4.2 million and $0.1 million, respectively, which we may use to reduce future taxable income or offset income taxes due. The NOLs and credit carryforwards start expiring in 2020 and 2018, respectively. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo an ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards, which could materially adversely affect our cash flows if we attain profitability.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile, and the value of your investment could decline significantly.
Prior to our initial public offering in April 2018, there was no public market for our common stock. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares and may impair our ability to raise capital. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in operating performance, stock market valuations and volatility in the market prices of other technology companies generally, or those in our industry in particular;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	manufacturing or supply interruptions;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	major changes in our Board of Directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	the trading volume of our stock;

•	limited public float;

•	any future sales of our common stock or other securities;

•	failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	fluctuations in the values of companies perceived by investors to be comparable to us;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; and

•	general economic conditions and slow or negative growth of related markets.
The stock market in general, and market prices for the securities of technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and materially adversely affect our results of operations.
If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Future sales of our common stock could cause our stock price to fall.
Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Following our initial public offering, the resale of 27.7 million shares of our common stock, or approximately 80% of our outstanding shares as of March 31, 2018, and including the 6.9 million shares of common stock issued and sold in our initial public offering in April 2018, is prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning October 23, 2018. In addition, the shares subject to outstanding options and warrants, of which options and warrants to purchase 5.6 million shares and 214 thousand shares, respectively, were outstanding as of March 31, 2018, and the shares reserved for future issuance under our stock option and equity incentive plans will become available for sale immediately upon the exercise of such options and the expiration of any applicable market stand-off or lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.
Additionally, the holders of 25.6 million shares (including the shares underlying our outstanding warrants), or approximately 74% of our common stock as of March 31, 2018, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and shares to be issued under our equity incentive plans, they can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.
In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, commercial relationship, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
Following our initial public offering, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially own approximately 65.3% of our common stock, based on our shares outstanding as of March 31, 2018 and including the 6.9 million shares of common stock issued and sold in our initial public offering in April 2018. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of our Board of Directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price and may prevent attempts by our stockholders to replace or remove our Board of Directors or management.
We have broad discretion to use the net proceeds from our initial public offering, and our investment of these proceeds may not yield a favorable return. We may invest the proceeds of this offering in ways you disagree with.
Our management has broad discretion as to how to spend and invest the proceeds from our initial public offering, and we may spend or invest these proceeds in ways with which our stockholders may disagree. Accordingly, investors will need to rely on our judgment with respect to the use of these proceeds. We intend to use the proceeds from our initial public offering for working capital, capital expenditures and other general corporate purposes, including the costs associated with being a public company. We could spend the proceeds from our initial public offering in ways that our stockholders may not agree with or that do not yield a favorable return. If we do not use the net proceeds that we receive from our initial public offering effectively, our business, financial condition, results of operations and growth prospects could be materially adversely affected, and the market price of our common stock could decline.
We are an "emerging growth company," and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups, or JOBS, Act enacted in April 2012, and, for as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to "emerging growth companies," including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an "emerging growth company" for up to five years following the first sale of our common shares pursuant to an effective registration statement under the Securities Act, although, if we have more than $1.07 billion in annual revenues, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an "emerging growth company" as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
As an "emerging growth company," the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.
Delaware and Washington law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
Anti-takeover provisions in our charter documents and under Delaware and Washington law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management or Board of Directors and adversely affect our stock price.
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws will:

•	permit the Board of Directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;

•	provide that the authorized number of directors may be changed only by resolution of the Board of Directors;

•	provide that all vacancies on our Board of Directors may only be filled by our Board of Directors and not by stockholders;

•	divide the Board of Directors into three classes;

•	provide that a director may only be removed from the Board of Directors by the stockholders for cause;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent;

•
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and meet specific requirements as to the form and content of a stockholder's notice;

•
prevent cumulative voting rights (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

•
provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer (or president, in the absence of a chief executive officer) or by the Board of Directors; and

•
provide that stockholders will be permitted to amend our amended and restated certificate of incorporation and amended and restated bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a "target corporation" from engaging in any of a broad range of business combinations with any stockholder constituting an "acquiring person" for a period of five years following the date on which the stockholder became an "acquiring person."

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, or our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware, in all cases subject to the court having jurisdiction over indispensable parties named as defendants.
Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. These exclusive-forum provisions may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2018, we granted stock options to purchase an aggregate of 347 thousand shares of our common stock to employees under our 2001 Stock Plan, as amended, at an exercise price of $9.70 per share. During this period, we issued to our employees an aggregate of 76 thousand shares of our common stock at exercise prices ranging from $0.75 to $4.10 pursuant to exercises of options granted under our 2001 Stock Plan, for aggregate proceeds of $61 thousand.
These transactions were exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.
Use of Proceeds from Public Offering of Common Stock
On April 30, 2018, we closed our initial public offering, or IPO, in which we sold 6.9 million shares of common stock at a price to the public of $16.00 per share, including shares sold in connection with the exercise in full of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224055), which was declared effective by the SEC on April 25, 2018. We raised approximately $100.3 million in net proceeds after deducting underwriting discounts and commissions of $7.7 million and estimated offering expenses of $2.4 million. No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus dated April 25, 2018, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933. We invested the funds received in accordance with our board approved investment policy, which provides for investments in short-term, investment grade, interest-bearing securities, such as direct or guaranteed obligations of the U.S. government. The lead book-running managers of our IPO were Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation				X
3.2	Amended and Restated Bylaws				X
4.1	Specimen Common Stock Certificate of the registrant	S-1/A	April 16, 2018	4.1
4.2	Amended and Restated Investors' Rights Agreement, dated April 28, 2017, by and among the registrant and the parties named therein	S-1	March 30, 2018	4.2
4.3	Warrant to purchase Series E convertible preferred stock, issued to PacWest Bancorp (as successor in interest by merger to Square 1 Bank), dated March 13, 2014	S-1	March 30, 2018	4.3
4.4	Warrant to purchase Series F convertible preferred stock, issued to Multiplier Growth Partners SPV I, LP, dated July 16, 2015	S-1	March 30, 2018	4.4
10.1+	Employment Agreement, dated March 29, 2018, by and between the registrant and Scott Keeney	S-1	March 30, 2018	10.6
10.2+	Employment Agreement, dated March 29, 2018, by and between the registrant and Ran Bareket	S-1	March 30, 2018	10.7
10.3+	Employment Agreement, dated March 29, 2018, by and between the registrant and Robert Martinsen	S-1	March 30, 2018	10.8
10.4+	Employment Agreement, dated March 29, 2018, by and between the registrant and Kerry Hill	S-1	March 30, 2018	10.9
10.5	Amended and Restated Loan and Security Agreement, dated March 28, 2018, by and between the registrant and Pacific Western Bank	S-1	March 30, 2018	10.10
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan.
*
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of nLIGHT, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NLIGHT, INC.

Date: May 25, 2018	By:	/s/ SCOTT KEENEY
Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

Date: May 25, 2018	By:	/s/ RAN BAREKET
Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)