Form 10-Q
period 2018-06-30
NLIGHT, INC.
filed 2018-08-10
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________
FORM 10-Q
________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 6, 2018, the Registrant had 34,801,288 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$129,725	$36,687
Accounts receivable, net of allowances of $527 and $438	21,664	13,353
Inventory	35,269	29,570
Prepaid expenses and other current assets	8,363	4,973
Total current assets	195,021	84,583
Property and equipment, net	19,528	17,968
Intangible assets, net	2,440	1,836
Goodwill	1,387	1,387
Other assets	4,644	4,374
Total assets	$223,020	$110,148

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,064	$12,920
Accrued liabilities	11,918	12,650
Customer advances	674	575
Deferred revenue	778	386
Current portion of long-term debt	4,597	2,363
Total current liabilities	34,031	28,894
Non-current income taxes payable	4,470	3,930
Long-term debt	12,797	15,108
Other long-term liabilities	1,486	933
Total liabilities	52,784	48,865
Stockholders' equity:
Convertible preferred stock - $0.0001 par value; zero and 129,478 shares authorized, zero and 24,642 shares issued and outstanding at June 30, 2018 and December 31, 2017. Liquidation preference of zero and $148,454 at June 30, 2018 and December 31, 2017.	—	12
Preferred stock - $0.0001 par value; 5,000 and zero shares authorized, zero shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock - $0.0001 par value; 190,000 shares authorized, 34,792 shares issued and outstanding at June 30, 2018 and 190,000 shares authorized, 2,979 shares issued and outstanding at December 31, 2017.	15	2
Additional paid-in capital	282,678	180,657
Accumulated other comprehensive loss	(1,357)	(719)
Accumulated deficit	(111,100)	(118,669)
Total stockholders’ equity	170,236	61,283
Total liabilities and stockholders’ equity	$223,020	$110,148

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$51,705	$34,664	$94,172	$64,551
Cost of revenues	34,026	23,984	61,764	44,904
Gross profit	17,679	10,680	32,408	19,647
Operating expenses:
Research and development	4,898	4,010	9,181	7,736
Sales, general, and administrative	7,232	4,774	13,470	9,403
Total operating expenses	12,130	8,784	22,651	17,139
Income from operations	5,549	1,896	9,757	2,508
Other income (expense):
Interest expense, net	(6)	(469)	(225)	(971)
Other income (expense)	(42)	(630)	34	(797)
Income before income taxes	5,501	797	9,566	740
Income tax expense	848	1,084	1,997	2,240
Net income (loss)	$4,653	$(287)	$7,569	$(1,500)
Less: Income allocated to participating securities	$(1,499)	$—	$(4,415)	$—
Net income (loss) attributable to common stockholders	$3,154	$(287)	$3,154	$(1,500)
Net income (loss) per share, basic	$0.13	$(0.11)	$0.23	$(0.57)
Net income (loss) per share, diluted	$0.11	$(0.11)	$0.17	$(0.57)
Shares used in per share calculations:
Basic	24,491	2,626	13,761	2,613
Diluted	29,756	2,626	18,797	2,613

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$4,653	$(287)	$7,569	$(1,500)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(1,588)	318	(638)	(627)
Comprehensive income (loss)	$3,065	$31	$6,931	$(2,127)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,569	$(1,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,118	3,909
Provision for losses on accounts receivable	183	143
Stock-based compensation	968	148
Loss on disposal of property and equipment	11	7
Changes in operating assets and liabilities:
Accounts receivable	(8,711)	(602)
Inventory	(5,644)	(3,402)
Prepaid expenses and other current assets	(3,458)	(579)
Other assets	(1,226)	(486)
Accounts payable	3,539	1,723
Accrued and other long-term liabilities	(736)	1,440
Customer advances	110	189
Deferred revenue	392	156
Non-current income taxes payable	540	169
Net cash provided by (used in) operating activities	(2,345)	1,315
Cash flows from investing activities:
Purchases of property, equipment and intangibles	(5,789)	(1,767)
Proceeds from sale of property and equipment	8	6
Net cash used in investing activities	(5,781)	(1,761)
Cash flows from financing activities:
Principal payments on debt and capital leases	(74)	(2,652)
Proceeds from public offering, net of offering costs	101,486	—
Net proceeds from issuance of convertible preferred stock	—	27,582
Proceeds from stock option exercises	123	66
Net cash provided by financing activities	101,535	24,996
Effect of exchange rate changes on cash	(371)	757
Net increase in cash and cash equivalents	93,038	25,307
Cash and cash equivalents, beginning of period	36,687	13,500
Cash and cash equivalents, end of period	$129,725	$38,807
Supplemental disclosures:
Cash paid for interest	$506	$914
Cash paid for income taxes	2,119	901
Accrued purchases of property, equipment and intangibles	675	86
Accrued deferred offering costs	1,087	105
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

(b)	Initial Public Offering
On April 30, 2018, the Company closed its IPO of 6.9 million shares of common stock at an initial price to the public of $16.00 per share, including 0.9 million shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares, resulting in aggregate estimated net proceeds to the Company of $100.2 million after deducting underwriting discounts and commissions and offering costs. Immediately prior to the closing of the IPO on April 30, 2018, all of the outstanding shares of convertible preferred stock converted into 24.6 million shares of common stock.

(c)	Reverse Stock Split
On April 12, 2018, the Company’s Board of Directors approved a one-for-five reverse stock split of its issued and outstanding shares of common and convertible preferred stock. The par value of the Company's common stock and the par value of the Company's convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split. The reverse stock split became effective on April 13, 2018.

(d)	Revenue Recognition
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

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

The Company also has a limited number of design and development contracts, principally with governmental customers, which are accounted for in accordance with the provisions of FASB ASC Subtopic 605‑35, Revenue Recognition-Construction‑Type and Production‑Type Contracts, using the percentage‑of‑completion method.

(e)	Stock‑Based Compensation
Stock‑based compensation is recognized at the grant date fair value and is recognized as expense over the requisite service period. The Company recognizes stock-based compensation for all time-based awards on a straight-line basis. Expense for performance-based awards is recognized over the requisite service period based on the probability of achievement of the performance criteria.
Total stock-based compensation expense by financial statement caption was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$62	$6	$84	$15
Research and development	200	14	225	28
Sales, general and administrative	544	55	659	105
	$806	$75	$968	$148

(f)	Demonstration Assets
Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers and partners. Demo assets are recorded at cost and amortized over an estimated useful life of two years. As of June 30, 2018 and December 31, 2017 the demo assets balance was $2.4 million and $2.2 million, respectively, included within other assets on the consolidated balance sheets. Amortization expense for demo assets totaled $536 thousand and $550 thousand during the three months ended June 30, 2018 and 2017, respectively and $938 thousand and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

(g)	Fair Value of Financial Instruments
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

(h)	Recently Issued Accounting Standards
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
The FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), in June 2018. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

payments is substantially the same as those made to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption of this ASU but does not expect it to be material to its consolidated financial statements.
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

	June 30,	December 31,
(in thousands)	2018	2017
Raw materials	$13,499	$11,326
Work in process and semi-finished goods	12,497	6,039
Finished goods	9,273	12,205
	$35,269	$29,570
(4) Property and Equipment
Property and equipment consists of the following:

		June 30,	December 31,
(in thousands)	Useful life (years)	2018	2017
Computer hardware and software	3-5	$3,866	$3,732
Manufacturing and lab equipment	2-7	47,048	43,432
Office equipment and furniture	5-7	1,122	1,053
Leasehold improvements	2-12	18,987	18,580
		71,023	66,797
Accumulated depreciation		(51,495)	(48,829)
		$19,528	$17,968
Depreciation expense for the three months ended June 30, 2018 and 2017 was $1.5 million and $1.3 million, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $2.9 million and $2.5 million, respectively.
(5) Intangible Assets and Goodwill

(a)	Intangibles
Through the purchases of Liekki Oy and Arbor Photonics, Inc., intangible assets were acquired. In addition, the Company capitalizes external costs incurred to file new patent applications and to extend the term of or defend the existing patents. The details of the intangibles are as follows:

	June 30, 2018
(in thousands)	Average amortization period	Gross carrying amount	Accumulated amortization	Net value

Amortizing intangible assets:
Patents	5 years	$4,163	$(1,723)	$2,440
Arbor acquired technology	3 years	670	(670)	—
Direct nanoparticle deposition technology	6 years	528	(528)	—
		$5,361	$(2,921)	$2,440

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

	December 31, 2017
(in thousands)	Average amortization period	Gross carrying amount	Accumulated amortization	Net value

Amortizing intangible assets:
Patents	5 years	$3,310	$(1,474)	$1,836
Arbor acquired technology	3 years	670	(670)	—
Direct nanoparticle deposition technology	6 years	543	(543)	—
		$4,523	$(2,687)	$1,836
Amortization expense for intangible assets was $132 thousand and $113 thousand for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $259 thousand and $219 thousand for the six months ended June 30, 2018 and 2017, respectively. Estimated amortization expense for the remainder of 2018 and subsequent years is as follows:

(in thousands)
2018	$344
2019	654
2020	581
2021	454
2022	309
Thereafter	98
$2,440

(b)	Goodwill
There were no changes in the carrying amount of goodwill during the six months ended June 30, 2018 and 2017.
(6) Accrued Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Accrued payroll and benefits	$6,495	$6,201
Product warranty, current	3,480	3,589
Income tax payable	786	931
Other accrued expenses	1,157	1,929
	$11,918	$12,650
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
The following is a reconciliation of the changes in the aggregate product warranty accrual during the six months ended June 30, 2018 and 2017:

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

	Six Months Ended June 30,
(in thousands)	2018	2017
Product warranty accrual, beginning	$4,186	$2,677
Warranty charges incurred, net	(1,335)	(930)
Provision for warranty charges	1,773	1,849
Product warranty accrual, ending	$4,624	$3,596
(8) Commitments and Contingencies
In July 2017, the Company received notification of a claim related to a quality dispute with a vendor alleging that the Company owed payment for future non-cancelable order quantities. The Company believes it is probable that a partial settlement of this claim will occur and recorded a $196 thousand liability related to this matter within the accrued liabilities on the consolidated balance sheet as of December 31, 2017. This amount remains outstanding as of June 30, 2018.
In December 2013, the Company submitted a disclosure letter to the Office of the Inspector General of the Department of Defense advising that it might not have been eligible for certain contracts it was awarded under the Small Business Innovation Research ("SBIR") Program, notwithstanding its prior representations that the Company was eligible. The matter was referred to the Small Business Administration and the US Department of Justice ("DOJ") for investigation of potential violations of the False Claims Act. In March 2015, a civil settlement agreement related to the SBIR matter was signed. A liability of $420 thousand was recorded at December 31, 2014 and subsequently paid in full. In October 2014, the Company received a request for information related to the SBIR matter from the U.S. Attorney’s Office, Criminal Division. The Company provided documentation and an explanation of why a criminal investigation was unwarranted. In March 2015, the Company received an additional request, to which it also responded. Although the Company is unable to predict the final outcome of this matter, it intends to vigorously defend against any future claims.
The Company becomes involved in various legal proceedings and claims incidental to normal business activities. As of June 30, 2018, the Company believes these matters will not have a material adverse effect on the consolidated financial statements.
(9) Long‑Term Debt
Term and Revolving Loans
In March 2018, the Company entered into an Amended and Restated Loan and Security Agreement with Pacific Western Bank (successor in interest to Square 1 Bank). The agreement amends and restates in its entirety the Company's previous Loan and Security Agreement with Pacific Western Bank, dated March 13, 2014. The loan facility provides for up to $25.0 million in aggregate commitments, including a term loan of up to $15.0 million and a revolving loan facility equal to the lesser of (i) $25.0 million minus the unpaid principal amount of the term loan and the amount of any reserves for ancillary banking services, or (ii) a borrowing base equal to 85% of eligible accounts receivable plus the lesser of $5.5 million or 35% of eligible inventory. The principal amount of the term loan will be repaid in thirty-six equal monthly installments beginning on July 14, 2018 with all outstanding principal and interest on the revolving loan due and payable on July 14, 2019.
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
In relation to the Pacific Western Bank loan, the Company is required to comply with, among other covenants, a minimum revenue covenant and to stay below a maximum capital expenditure level. The Company was in compliance with all of its financial covenants as of June 30, 2018 and December 31, 2017.
The term loan balance was $13.5 million at June 30, 2018 and December 31, 2017. The revolving loan balance was $3.7 million at June 30, 2018 and December 31, 2017, respectively.
Long‑term debt at June 30, 2018 and December 31, 2017 consists of the following:

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

	June 30,	December 31,
(in thousands)	2018	2017
2014 Pacific Western Bank, Term and Revolving Loans	$17,200	$17,200
2014 Finland equipment loans, Danske Bank, 3-5 year terms, EURIBOR plus 1.7%	60	80
Capital leases, various	149	191
Total debt	17,409	17,471
Less: debt issuance costs	(15)	—
Total long-term debt	17,394	17,471
Less: current portion of long-term debt	(4,597)	(2,363)
Non-current portion of long-term debt	$12,797	$15,108
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
The Company’s effective tax rate for the three and six months ended June 30, 2018 and 2017 differs from the U.S. statutory rate due to the U.S. valuation allowance, foreign income taxed at local statutory rates, and accrued withholding taxes. The decrease in the effective tax rate from 2017 to 2018 is primarily due to increased profitability within the U.S. entity as the Company maintains a full valuation allowance against the U.S. deferred tax assets.

While earnings though the six months ended June 30, 2018 resulted in the utilization of a portion of our accumulated net operating loss carry-forwards, due to a history of U.S. losses and uncertainty with respect to their ultimate realizability, the Company continues to maintain a full valuation allowance on its U.S. deferred tax assets as there is not sufficient evidence to support the reversal of all or some portion of these allowances at this time.

2017 Tax Act
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) introduced significant changes to U.S. income tax law. Effective 2018, the 2017 Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings.
Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares necessary data, interprets the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. There were no adjustments made in the six months ended June 30, 2018. As of June 30, 2018 the accounting for the tax effects of the 2017 Tax Act, in particular the effect of the transition tax on foreign earnings, were not completed. The Company expects the accounting for these effects to be completed during the year ending December 31, 2018.

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

(11) Stockholders’ Equity

(a)	Convertible Preferred Stock
Immediately prior to the closing of the IPO on April 30, 2018 all shares of the outstanding convertible preferred stock automatically converted into an aggregate of 24.6 million shares of common stock. There were no outstanding shares of convertible preferred stock as of June 30, 2018.
(b)    Preferred Stock
In April 2018, the Company's Board of Directors approved an increase to the amount of authorized preferred stock to become effective on the closing of the Company's IPO. As of June 30, 2018 there were 5.0 million shares of preferred stock, par value $0.0001, authorized and no shares of preferred stock issues and outstanding.

(c)	Common Stock
At June 30, 2018 and December 31, 2017 the Company was authorized to issue 190.0 million shares of common stock with 34.8 million and 3.0 million shares of common stock issued and outstanding.

(d)	2001 and 2018 Stock Plans
The Company maintains two stock-based compensation plans: the 2018 Equity Incentive Plan (the "2018 Plan"), and the 2001 Stock Option Plan (the "2001 Plan"). The Board of Directors adopted, and stockholders approved, the 2018 Plan in April 2018. The 2018 Plan became effective on April 24, 2018, and serves as the successor to the 2001 Plan. There are no shares reserved for future awards under the 2001 Plan. Outstanding awards under the 2001 Plan continue to be subject to the terms and conditions of the 2001 Plan.
In April 2018, the Company adopted the 2018 Plan with a reserve of 3.4 million shares of common stock for issuance under the 2018 Plan, plus, on and after the effective date of the 2018 Plan and on or after the termination of the 2001 Plan, shares subject to awards under the 2001 Plan that expire or terminate, and shares previously issued pursuant to the 2001 Plan that are forfeited (provided that the maximum number of shares that may be added to the 2018 Plan from the 2001 plan is 5.6 million shares). The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each calendar year by a number of shares of common stock equal to the lesser of (i) 5% of the total outstanding shares of the Company's common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the Board of Directors.
As of June 30, 2018 and December 31, 2017 the Company had reserved 9.0 million shares of common stock for issuance under the two plans to employees, directors, and consultants of the Company. Of these shares, a total of 2.9 million and 1.7 million shares, respectively were available for issuance as of June 30, 2018 and December 31, 2017.

The Company has granted time-based options, time-based restricted stock unit awards, performance-based restricted stock unit awards, time-based restricted stock awards, and performance-based restricted stock awards.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2018:

(in thousands)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 31, 2017	5,369	$1.09	7.4	$29,863
Options granted	357	$9.71
Options exercised	(141)	$0.88
Options canceled	(18)	$1.50
Outstanding, June 30, 2018	5,567	$1.65	7.2	$174,883
Options exercisable at June 30, 2018	2,707	$0.88	6.6	$87,093
Options vested as of June 30, 2018 and expected to vest after June 30, 2018	4,624	$1.65	7.7	$145,939

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

Total intrinsic value of options exercised for the six months ended June 30, 2018 and 2017 was $1.9 million and $38 thousand, respectively. The Company received proceeds of $123 thousand and $66 thousand from the exercise of options for the six months ended June 30, 2018 and 2017, respectively.
Restricted stock award activity during the six months ended June 30, 2018 was as follows:

(in thousands)	Number of restricted stock awards	Weighted average grant date fair value
Outstanding, December 31, 2017	—	$0.00
Awards granted	115	$37.15
Awards vested	—	$0.00
Awards canceled	—	$0.00
Outstanding, June 30, 2018	115	$37.15
Restricted stock unit activity during the six months ended June 30, 2018 was as follows:

(in thousands)	Number of restricted stock units	Weighted average grant date fair value
Outstanding, December 31, 2017	—	$0.00
Units granted	443	$36.28
Units vested	—	$0.00
Units canceled	—	$0.00
Outstanding, June 30, 2018	443	$36.28

Of the 558 thousand non-vested restricted stock awards and restricted stock units outstanding under the 2018 Plan as of June 30, 2018, 206 thousand awards represent the expected number of awards whereby vesting is contingent on meeting certain performance conditions.

Total compensation cost related to nonvested options, restricted stock units and restricted stock awards not yet recognized is $22.8 million, which will be recognized during the remainder of 2018 and subsequent years as follows:

(in thousands)
2018	$3,683
2019	7,023
2020	6,051
2021	4,344
2022	1,652
2023	9
$22,762

(e)	2018 Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan, or 2018 ESPP, became effective on April 24, 2018. A total of 0.9 million shares of common stock are available for sale under the ESPP. The number of shares of common stock that are available for sale under the ESPP also includes an annual increase on the first day of each fiscal year following the fiscal year in which the first offering period enrollment date (if any) occurs, equal to the least of: 0.9 million shares; 2% of the

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or such other amount as the Board of Directors may determine. No offerings have been authorized to date by the Board of Directors under the 2018 ESPP.

(12) Related‑Party Transactions
The Company has incurred costs related to consulting services provided by a member of the Board of Directors of $8 thousand and $80 thousand during the three and six months ended June 30, 2018, respectively. These costs were included in sales, general and administrative expense on the consolidated statement of operations. There were no costs incurred during the three and six months ended June 30, 2017.
(13) Net Income (Loss) per Share
Net income (loss) per share is presented in conformity with the two‑class method required for multiple classes of common stock and participating securities.
The participating securities include convertible preferred stock as the holders of these securities are entitled to receive a noncumulative dividend in preference to the common stockholders in the event that a dividend is declared on common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the losses. As such, net loss for the three and six months ended June 30, 2017 was not allocated to the participating securities. The convertible preferred stock converted to common stock on April 30, 2018 upon the closing of the Company's initial public offering. As such, for the three and six months ended June 30, 2018 only income earned prior to April 30, 2018 has been allocated to these participating securities.
Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares such as stock options, restricted stock, warrants, and convertible preferred stock. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and potentially dilutive common stock options, restricted stock, warrants, and convertible preferred stock.
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income (loss)	$4,653	$(287)	$7,569	$(1,500)
Participating securities:
Income allocated to participating securities	(1,499)	—	(4,415)	—
Net income (loss) attributable to common stockholders	3,154	(287)	3,154	(1,500)

Denominator:
Weighted-average shares, basic	24,491	2,626	13,761	2,613
Dilutive effect of warrant	155	—	137	—
Dilutive effect of restricted stock units and awards	5	—	1	—
Dilutive effect of common stock options	5,105	—	4,898	—
Weighted-average common shares outstanding, diluted	29,756	2,626	18,797	2,613
Net income (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.11)	$0.23	$(0.57)
Diluted	$0.11	$(0.11)	$0.17	$(0.57)

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

The following potentially dilutive shares of convertible preferred stock, preferred stock warrants, restricted stock awards and units, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Convertible preferred stock	—	24,642	—	24,642
Preferred stock warrants	—	214	—	214
Restricted stock units and awards	541	—	541	—
Stock options to purchase common stock	—	5,150	—	5,150
Total	541	30,006	541	30,006

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
We sell our products worldwide. Based on customer location, we generated approximately 35% and 31% of our revenues from North America, approximately 41% and 42% of our revenues from China and approximately 24% and 27% of our revenues from the rest of the world during the six months ended June 30, 2018 and 2017, respectively. China is the largest geographic market for lasers globally. We established our operations in China in 2004 and believe our sales, marketing and production operations in China will continue to enable us to increase revenues from new and existing customers. We believe that our innovative approach of tailoring our platform‑based high‑power semiconductor and fiber laser solutions to the specific needs of our customers will allow us to grow our market share with existing customers and attract new customers worldwide.
We had revenues of $51.7 million and $34.7 million, net income (loss) of $4.7 million and $(0.3) million and an Adjusted EBITDA of $8.5 million and $3.9 million during the three months ended June 30, 2018 and 2017, respectively. We had revenues of $94.2 million and $64.6 million, net income (loss) of $7.6 million and $(1.5) million and an Adjusted EBITDA of $14.8 million and $6.6 million during the six months ended June 30, 2018 and 2017, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, see “Non‑GAAP Financial Information.”
We primarily sell to three end markets: industrial, microfabrication, and aerospace and defense. During the three months ended June 30, 2018, approximately $25.2 million, $19.5 million and $7.0 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. During the three months ended June 30, 2017, approximately $13.8 million, $16.1 million and $4.8 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. During the six months ended June 30, 2018, approximately $44.4 million, $35.1 million and $14.7 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. During the six months ended June 30, 2017, approximately $25.1 million, $29.3 million and $10.2 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively.
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
Manufacturing Costs and Gross Margins
Our gross profit, in absolute dollars and as a percentage of revenues, is impacted by our product sales mix, sales volumes, changes in ASPs, production volumes, the corresponding absorption of manufacturing overhead expenses, production costs and manufacturing yields. Our product sales mix can affect gross profits due to variations in profitability related to product configurations and cost profiles, customer volume pricing, availability of competitive products in various markets, and new product introductions, among other factors. Capacity utilization affects our gross margin because we have a high fixed cost base due to our vertically integrated business model. Increases in sales and production volumes drive favorable absorption of fixed costs, improved manufacturing efficiencies and lower production costs. Gross margins may fluctuate from period to period depending on product mix and the level of capacity utilization. Our gross margins have been improving. Gross margin for the three months ended June 30, 2018, increased to 34.2% from 30.8% during the same period in 2017 and for the six months ended June 30, 2018, gross margin increased to 34.4% from 30.4% during the same period in 2017.  We believe that introducing new and higher value products, increasing the sales of our existing products, expanding into new applications and reducing our manufacturing costs will enable us to continue to grow our revenues and gross margin.
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
Seasonality
Our quarterly revenues can fluctuate with general economic trends, holidays in foreign countries such as Chinese New Year in the first quarter of our fiscal year, the timing of capital expenditures by our customers and general economic trends. In addition, as is typical in our industry, we tend to recognize a larger percentage of our quarterly revenues in the last month of the quarter, which may impact our working capital trends.
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
Other Income (Expense)
Other income (expense) primarily relates to realized and unrealized gains and losses related to our foreign currency transactions and balances and other non-operating gains and losses.
Income Tax Expense
Income tax expense consists primarily of foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. While earnings through the second quarter of 2018 resulted in the utilization of a portion of our accumulated net operating loss carry-forwards, due to the uncertainly with respect to their ultimate realizability, we continue to maintain this position at June 30, 2018.
Given our current earnings levels and anticipated future earnings, we believe that there is a reasonable possibility that we will continue to utilize these tax assets, and within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
We record income tax expense for taxes in our foreign jurisdictions including China and Finland. We also record tax expense for uncertain tax positions taken and associated penalties and taxes.
Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Revenues	$51,705	$34,664	$17,041	49.2%
Revenues for the three months ended June 30, 2018 increased $17.0 million, or 49.2% compared to the same period in 2017. The increase is driven by growth in each of our three key end markets and across all regions.
Revenues from the industrial end market increased $11.4 million, or approximately 83% from the same period in 2017. The increase was driven by the increased sales of our high-power fiber lasers, primarily in China. Revenues from the microfabrication end market grew $3.4 million or 21%. The increase was driven by sales growth to customers for consumer electronics and semiconductor markets, primarily in North America and China. Revenues from the aerospace and defense end market increased $2.2 million, or 47% compared to the same period in 2017. This increase was primarily driven by defense contracts secured in the second half of 2017, as well as higher volumes on some of our existing government contracts.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Cost of revenues	$34,026	$23,984	$10,042	41.9%
Gross profit	$17,679	$10,680	$6,999	65.5%
Gross margin as % of revenue	34.2%	30.8%	—	3.4%
Cost of revenues for the three months ended June 30, 2018 increased $10.0 million, or 41.9%, on higher volumes compared to the same period in 2017. Gross profit for the three months ended June 30, 2018 increased $7.0 million, or 65.5%, compared to the same periods in 2017.
Gross margin for the three months ended June 30, 2018 increased from 30.8% to 34.2%. The improvement in gross margin was driven primarily by lower manufacturing overhead as a percentage of revenues due to higher production volumes.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Research and development	$4,898	$4,010	$888	22.1%
Research and development expense for the three months ended June 30, 2018 increased $0.9 million, or 22.1%, compared to the same period in 2017. The increase was primarily related to higher compensation costs as we continued to increase headcount to support our product development initiatives.
Sales, General and Administrative

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$7,232	$4,774	$2,458	51.5%
Sales, general and administrative expense for the three months ended June 30, 2018 increased $2.5 million, or 51.5%, compared to the same period in 2017. The increase was driven by higher compensation costs due to increased headcount within our sales, general, and administrative functions and higher stock-based compensation of $0.5 million. We also incurred higher professional services and travel expenses primarily attributable to preparation for our initial public offering, which we completed in April 2018. Additionally, we have incurred higher insurance and other expenses associated with being a public company.
Interest Expense, net

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Interest expense, net	$(6)	$(469)	$463	(98.7)%

Interest expense, net, for the three months ended June 30, 2018 decreased $0.5 million, or 98.7%, compared to the same period in 2017. The decrease was primarily related to the restructuring of our debt facilities, which included the extinguishment of our debt with Multiplier Growth Partners SPV I, LP in July 2017 as it carried a higher interest rate than our new loan facility with Pacific Western Bank. Also contributing was interest income of approximately $0.2 million generated on the cash received in connection with our initial public offering.
Other Expense

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Other expense	$(42)	$(630)	$588	(93.3)%
The decrease in other expense for the three months ended June 30, 2018 was attributable to lower net unrealized and realized foreign exchange losses compared to the same period in 2017, driven by foreign exchange rate fluctuations. Other changes included an increase of $0.3 million in subsidy income.
Income Tax Expense

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Income tax expense	$848	$1,084	$(236)	(21.8)%
Income tax expense for the three months ended June 30, 2018 decreased $0.2 million or 21.8% between the periods. Our tax expense is highly dependent upon the geographic mix of earnings, and is primarily related to operations in China and Finland. There is a limited tax expense associated with our operations in the U.S. as we maintain a full valuation allowance against our U.S. deferred tax assets. The decrease in income tax expense is primarily attributable to the shift of the projected annual earnings to the U.S., which resulted in a lower effective tax rate during the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Revenues	$94,172	$64,551	$29,621	45.9%
Revenues for the six months ended June 30, 2018 increased $29.6 million, or 45.9% compared to the same period in 2017. The increase was driven by growth in each of our three key end markets and across all regions.
Revenues from the industrial end market increased $19.3 million, or approximately 77% from the same period in 2017. The increase was driven by the increased sales of our high-power fiber lasers across all regions. Revenues from the microfabrication end market grew $5.8 million, or 20%, compared to the same period in 2017. The increase was driven by sales growth to customers for consumer electronics and semiconductor markets, primarily in North America. Revenues from the aerospace and defense end market increased $4.5 million, or 44% compared to the same period in 2017. This increase was primarily driven by defense contracts secured in the second half of 2017, as well as higher volumes on our existing government contracts.
Cost of Revenues and Gross Margin

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Cost of revenues	$61,764	$44,904	$16,860	37.5%
Gross profit	$32,408	$19,647	$12,761	65.0%
Gross margin as % of revenue	34.4%	30.4%	—	4.0%

Cost of revenues for the six months ended June 30, 2018 increased $16.9 million, or 37.5%, on higher volumes compared to the same period in 2017. Gross profit increased $12.8 million, or 65.0% for the six months ended June 30, 2018, compared to the same period in 2017. This was driven by higher sales volumes combined with improvements in product costs.
Gross margin for the six months ended June 30, 2018 increased from 30.4% to 34.4%. The improvement in gross margin was driven by lower manufacturing overhead as a percentage of revenues due to higher production volumes, a more favorable product sales mix which included higher proportion of the sales of new and higher-value products in North America particularly during the first quarter of 2018, and cost reductions realized in our laser production.
Operating Expenses
Research and Development

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Research and development	$9,181	$7,736	$1,445	18.7%
Research and development expense for the six months ended June 30, 2018 increased $1.4 million, or 18.7%, compared to the same period in 2017. The increase was primarily related to higher compensation costs as we continued to increase headcount to support our product development initiatives.
Sales, General and Administrative

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$13,470	$9,403	$4,067	43.3%
Sales, general and administrative expense for the six months ended June 30, 2018 increased $4.1 million, or 43.3%, compared to the same period in 2017. The increase was primarily driven by higher compensation costs on increased headcount within our sales, general, and administrative functions and higher stock-based compensation of $0.6 million related to new grants. We also incurred higher professional services and travel expenses as a result of our initial public offering, which we completed in April 2018. Other increases were related to higher insurance and other expenses associated with being a public company.

Interest Expense, net

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Interest expense, net	$(225)	$(971)	$746	(76.8)%
Interest expense, net, for the six months ended June 30, 2018 decreased $0.7 million, or 76.8%, compared to the same period in 2017. The decrease was primarily related to the restructuring of our debt facilities, which included the extinguishment of our debt with Multiplier Growth Partners SPV I, LP in July 2017 as it carried a higher interest rate than our new loan facility with Pacific Western Bank. Also contributing was interest income of approximately $0.2 million generated on the cash received in connection with our initial public offering.
Other Income (Expense)

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Other income (expense)	$34	$(797)	$831	(104.3)%
The increase in other income (expense) for the six months ended June 30, 2018 was primarily attributable to lower net unrealized and realized foreign exchange losses compared to the same period in 2017. Other changes included an increase of $0.3 million in subsidy income.
Income Tax Expense

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Income tax expense	$1,997	$2,240	$(243)	(10.8)%
Income tax expense for the six months ended June 30, 2018 decreased $243 thousand, or 10.8% compared to the same period in 2017. The decrease was driven by increased income from our United States operations relative to our foreign subsidiaries. There is limited tax expense associated with our operations in the U.S. as we maintain a full valuation allowance against our U.S. deferred tax assets. The effective tax rate for the six months ended June 30, 2018 was 21%.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss)	$4,653	$(287)	$7,569	$(1,500)
Income tax expense	848	1,084	1,997	2,240
Other (income) expense	42	630	(34)	797
Interest expense (income), net	6	469	225	971
Depreciation and amortization	2,172	1,959	4,118	3,909
Stock-based compensation	806	75	968	148
Adjusted EBITDA	$8,527	$3,930	$14,843	$6,565
Adjusted EBITDA as a non-GAAP financial measure reflects an additional way of viewing aspects of our business that, when viewed with our GAAP results and the accompanying reconciliation to the corresponding GAAP financial measure included in the table above, may provide a more complete understanding of factors and trends affecting our business. This non-GAAP financial measure should not be relied upon to the exclusion of GAAP financial measures. We believe that the non‑GAAP measure disclosed herein is only useful as an additional tool to help management and investors make informed decisions about our financial and operating performance. By definition, non‑GAAP measures do not give a full understanding of our performance. To be useful, they must be used in conjunction with the comparable GAAP measures. In addition, non‑GAAP financial measures are not standardized. It may not be possible to compare our financial measures with other companies’ non‑GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements and the notes thereto in their entirety and not to rely on any single financial measure.
Liquidity and Capital Resources
We had cash and cash equivalents of $129.7 million and $36.7 million as of June 30, 2018 and December 31, 2017, respectively. On April 30, 2018, upon the closing of our IPO, we received estimated net proceeds of $100.2 million after deducting underwriting discounts and commissions and other estimated offering costs.
Our principal uses of liquidity are to fund our working capital needs, purchase new capital equipment, and service our debt obligations. To date, our principal sources of liquidity have been the net proceeds we received through sales of equity securities, borrowings under our debt facilities and payments received from customers for our products.
We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(2,345)	$1,315
Net cash used in investing activities	(5,781)	(1,761)
Net cash provided by financing activities	101,535	24,996
Effect of exchange rate changes on cash	(371)	757
Net increase in cash	$93,038	$25,307
Net Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2018, net cash used in operating activities was $2.3 million which was primarily driven by a $8.7 million increase in accounts receivable and $5.6 million increase in inventory, in support of higher revenue levels, and $3.5 million increase in other current assets driven by increases in prepaid insurance, other prepaid expenses, and value-added taxes receivable. These uses of cash were partially offset by $7.6 million of net income reported in the current period and non‑cash adjustments of $5.3 million related to depreciation, stock-based compensation, and other items as well as a $2.8 million increase in accounts payable and other accrued expenses, largely driven by the timing of vendor payments as well as costs accrued for but not yet paid related to our initial public offering which completed in April 2018.
During the six months ended June 30, 2017, net cash provided by operating activities was $1.3 million which was driven by non-cash adjustments of $4.2 million related to depreciation and amortization and other items and a $3.2 million decrease in cash related to fluctuations in the balance of accounts payable and accrued liabilities largely related to the payment of accrued bonuses. These positive adjustments were offset by a $0.6 million increase in accounts receivable and $3.4 million increase in inventory, $0.5 million increase in other assets and a $1.5 million net loss reported in the period.
Net Cash Used in Investing Activities
During the six months ended June 30, 2018, net cash used in investing activities was $5.8 million which was primarily due to capital expenditures during the period related to expanding our manufacturing capacity, and purchases of new manufacturing and lab equipment. During the six months ended June 30, 2017, net cash used in investing activities was $1.8 million which was due to $1.8 million of capital expenditures and was primarily related to expanding manufacturing capacity.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2018, net cash provided by financing activities was $101.5 million which was driven by $101.5 million in net proceeds related to our initial public offering less payments of offering expenses. During the six months ended June 30, 2017, net cash provided by financing activities was $25.0 million which was due to net proceeds of $27.6 million related to the issuance of convertible preferred stock partially offset by principal payments on loans of $2.7 million.
Credit Facilities
Pacific Western Bank Loan Facility
In March 2014, we entered into a Loan and Security Agreement with Pacific Western Bank (successor in interest to Square 1 Bank), as lender. The loan facility initially provided for up to $15.0 million in aggregate commitments, comprised of a $7.5 million term loan and a revolving loan facility subject to a borrowing base of eligible accounts receivable and inventory. In August 2014, the revolving loan facility was increased to $20.0 million, with adjustments to the borrowing base. We amended and restated the loan facility in March 2018.The amended and restated loan facility provides for $25.0 million in aggregate commitments, including a term loan of $15.0 million and a revolving loan facility equal to the lesser of (i) $25.0 million minus the unpaid principal amount of the term loan and the amount of any reserves for ancillary banking services, or (ii) a borrowing base equal to 85% of eligible accounts receivable plus the lesser of $5.5 million or 35% of eligible inventory. Our obligations under the loan facility are secured by substantially all of our assets.
We borrowed $13.5 million in aggregate principal amount under the $15.0 million term loan on July 14, 2017 to refinance the existing outstanding balance of the term loan and other debt, and the remaining principal amount of the term loan is available to borrow through July 14, 2018. As of June 30, 2018, we had $13.5 million outstanding principal amount under the term loan and $3.7 million outstanding principal amount under the revolving loan facility.
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
The monthly principal installments of the term loan started in July 2018 and the loan will be repaid in thirty-six equal monthly installments. All outstanding principal and interest on the revolving loan is due and payable on July 14, 2019. We may prepay loans under the loan facility in whole or in part at any time without premium or penalty.
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
As of June 30, 2018 and December 31, 2017, we were in compliance with the covenants under the loan facility.
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
Contractual Obligations
Our future significant contractual obligations as of March 31, 2018 were reported in the Prospectus. There have been no material changes from the contractual commitments previously disclosed in the Prospectus other than renewing and extending a lease for one of our Vancouver facilities, and entering into non-cancelable purchase orders with vendors in the normal course of business.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $129.7 million as of June 30, 2018. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates due to the short‑term nature of these assets.
We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a senior loan facility, consisting of a revolving loan facility that provides for $25.0 million in aggregate commitments, comprising a $15.0 million term loan and a revolving facility equal to the lesser of (i) $25.0 million minus the unpaid principal amount of the term loan and the amount of any reserves for ancillary banking services, or (ii) a borrowing base equal to 85% of eligible accounts receivable plus the lesser of $5.5 million or 35% of eligible inventory. As of June 30, 2018, we had $13.5 million outstanding principal amount under the term loan and $3.7 million outstanding principal amount under the revolving loan facility. The term loan bears interest at a rate equal to the bank’s prime rate plus 0.50% per annum, subject to a floor of 5.00% per annum. The revolving loans bear interest at a rate equal to the bank’s prime rate plus 0.50% per annum, subject to a floor of 5.00% per annum. A 10% increase or decrease in interest rates would result in approximately a $0.1 million change in our obligations under the loan facility.
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
At June 30, 2018, our material foreign currency exposure is related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $2.5 million. Foreign exchange rate gains or losses on foreign investments as of June 30, 2018 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.
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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses each year since our inception in 2000 through 2016, and only first became profitable in 2017. Although we had net income of $7.6 million for the six months ended June 30, 2018, we had a net loss of $14.2 million in 2016 and $1.5 million for the six months ended June 30, 2017. We had an accumulated deficit of $111.1 million as of June 30, 2018.
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
The industries in which we operate have significant price and technological competition. We compete not only with companies providing semiconductor and fiber lasers, but with companies offering conventional laser or non-laser solutions for the applications we target. Some of our competitors are larger and have substantially greater manufacturing, financial and research and development resources and larger installed customer bases than we do. Some of these competitors may receive substantial government subsidies allowing them to compete more aggressively. Certain of these competitors also have higher sales volume than we do, which can enable such competitors to lower the prices of their products. To compete, we may be forced to lower our prices, which could negatively impact our revenues and gross margins. Consolidation in our industry could intensify the competitive pressures that we face. Our competitors worldwide include BWT Beijing Ltd., Coherent, Inc., II-VI Incorporated, IPG Photonics Corporation, Lumentum Holdings Inc., Maxphotonics Co., Ltd., Raycus Fiber Laser Technologies Co. Ltd. and Trumpf GmbH + Co. KG.
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
Approximately 65% and 66% of our revenues were to customers outside of North America for the six months ended June 30, 2018 and the twelve months ended December 31, 2017, respectively. We anticipate that foreign revenues, particularly revenues from Asia, will continue to account for a significant portion of our revenues in the foreseeable future. Our products are sold in over 30 countries. Our principal markets outside of North America include China, South Korea, Japan and other

Asian countries, Germany and other European countries. We have offices outside of the United States in Lohja, Finland, Shanghai, China and Seoul, South Korea. We have substantial tangible assets outside of the United States, particularly in China.
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
Our business operations in China and our sales to Chinese customers are critical to our success. As of June 30, 2018, we had approximately 470 employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly. and sales operations. Moreover, for the six months ended June 30, 2018 and the twelve months ended December 31, 2017, approximately 46% and 40% of our revenues were derived from China, respectively. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and have proposed to impose a number of additional tariffs. These or other events may lead to a significant reduction in demand for our products.
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
We rely on a few customers for a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 56% and 61% of our revenues during the six months ended June 30, 2018 and for the twelve months ended December 31, 2017, respectively. Suzhou Quick Laser Technology Co., Ltd accounted for 16% and 14% of our revenues for the six months ended June 30, 2018 and for the twelve months ended December 31, 2017, respectively. We generally do not enter into long-term purchase agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
The development of new, technologically advanced products is a complex and uncertain process that requires the accurate prediction of technological and market trends, as well as the investment of significant research and development expenses. Further, we typically invest substantial resources in advance of material sales of our products to our customers. Our research and development costs were $9.2 million and $15.1 million for the six months ended June 30, 2018 and the twelve months ended December 31, 2017, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
For the six months ended June 30, 2018 and the twelve months ended December 31, 2017, we derived approximately 16% and 15% of our revenues, respectively, from customers in the aerospace and defense industry. From time to time, we have experienced declining aerospace and defense-related revenues. The aerospace and defense market is largely dependent upon government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, including sequestration impacts similar to those experienced under the Budget Control Act of 2011, or the BCA, constraints of the budgetary process and timing and potential changes to these policies and priorities. Future spending levels are subject to a wide range of outcomes, depending on Congressional action, all of which are beyond our control. Moreover, no assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business.
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
We have only recently begun operating as a public company. Our chief financial officer joined us in January 2018 and is the only member of our management team who has prior experience as an executive officer of a public company. Our entire management team, as well as other company personnel, will need to devote substantial time to compliance, and may not effectively or efficiently manage our maturation as a public company. If we are unable to effectively comply with the regulations applicable to public companies or if we are unable to produce accurate and timely financial statements, which may result in material misstatements in our financial statements or possible restatement of financial results, our stock price may be materially adversely affected, and we may be unable to maintain compliance with the listing requirements of The Nasdaq Stock Market. Any such failures could also result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities, harm to our reputation and diversion of financial and management resources from the operation of our business, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.
We are subject to regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain an effective system of internal controls then we may not be able to accurately report our consolidated financial results or prevent fraud.
We are subject to the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide, beginning with our second annual report on Form 10-K, an annual management report on the effectiveness of internal controls over financial reporting, and in the future, that our independent registered public accounting firm attest to, the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Section 404 compliance will divert resources and take significant time and effort to complete, and our compliance costs will correspondingly increase. We may be unable to successfully complete the procedures and certification and attestation requirements of Section 404 in a timely manner. In addition, the Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing the changes may take significant time and may require additional employee compliance training. We may discover internal controls that need improvement. A discovery of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our independent registered public accounting firm will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated operating results and harm our reputation.
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
Changes in our products or changes in export, import and economic sanctions laws and regulations may delay our introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. The U.S. Government has imposed significant tariffs on a variety of items imported from China and has proposed tariffs on additional items. For example, The U.S. recently imposed tariffs on lasers which include our semiconductor lasers which are assembled in China. China has responded by proposing tariffs on import of items from the United States. Such tariffs could have a material impact on the cost of our products and decrease our ability to sell our products to existing or potential customers and harm our ability to compete internationally. Further, it is possible that additional sanctions or restrictions may be imposed by the United States on items imported into the United States from China and any such measures could further adversely affect our ability to sell our products to existing or potential customers and harm our ability to compete internationally and grow our business. Any change in export or import regulations or legislation, shift or change in enforcement, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
In March 2018, we entered into an amended and restated loan facility, or loan facility, with Pacific Western Bank, as lender. This loan facility imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of June 30, 2018, we had $13.5 million outstanding principal amount under the term loan and $3.7 million outstanding principal amount under the revolving loan facility.
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
Prior to our initial public offering in April 2018, there was no public market for our common stock. Since shares of our common stock were sold in our initial public offering in April 2018 at a price of $16.00 per share, our stock price has ranged from $22.24 to $42.79 through June 30, 2018. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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
Following our initial public offering, the resale of 27.7 million shares of our common stock, or approximately 80% of our outstanding shares as of June 30, 2018, is prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning October 23, 2018. In addition, the shares subject to outstanding options and warrants, of which options and warrants to purchase 5.6 million shares and 194 thousand shares, respectively, were outstanding as of June 30, 2018, and the shares reserved for future issuance under our stock option and equity incentive plans will become available for sale immediately upon the exercise of such options and the expiration of any applicable market stand-off or lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.
Additionally, the holders of 25.6 million shares (including the shares underlying our outstanding warrants), or approximately 74% of our common stock as of, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, based on our shares outstanding as of June 30, 2018.
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
Following our initial public offering, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially own approximately 61.4% of our common stock, based on our shares outstanding as of June 30, 2018. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of our Board of Directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price and may prevent attempts by our stockholders to replace or remove our Board of Directors or management.
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
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups, or JOBS, Act enacted in April 2012, and, for as long as we continue to be an "emerging growth company," we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to "emerging growth companies," including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an "emerging growth company" for up to five years following the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although, if we have more than $1.07 billion in annual revenues, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an "emerging growth company" as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2018, we granted stock options to purchase an aggregate of 10 thousand shares of our common stock to employees under our 2001 Stock Plan, as amended, at an exercise price of $10.00 per share. During this period, we issued to our employees an aggregate of 36 thousand shares of our common stock at an exercise price ranging from $0.75 to $1.10 pursuant to exercises of options granted under our 2001 Stock Plan, for aggregate proceeds of $38 thousand.
On April 25, 2018 we granted an aggregate of 18 thousand restricted stock units under our 2018 Equity Incentive Plan to certain of our non-employee directors.
On May 8, 2018 we issued 15 thousand shares of common stock to an accredited investor pursuant the net exercise of warrants to purchase common stock.
These transactions were either exempt from registration under the Securities Act in reliance upon (i) Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701, (ii) Section 4(a)(2) under the Securities Act as a transaction by an issuer not involving a public offering, or (iii) Section 3(a)(9) under the Securities Act as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Use of Proceeds from Public Offering of Common Stock
On April 30, 2018, we closed our initial public offering, or IPO, in which we sold 6.9 million shares of common stock at a price to the public of $16.00 per share, including shares sold in connection with the exercise in full of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224055), which was declared effective by the SEC on April 25,

2018. We raised approximately $100.2 million in net proceeds after deducting underwriting discounts and commissions of $7.7 million and estimated offering expenses of $2.4 million. No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus dated April 25, 2018, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933. We invested the funds received in accordance with our board approved investment policy, which provides for investments in short-term, investment grade, interest-bearing securities, such as direct or guaranteed obligations of the U.S. government. The lead book-running managers of our IPO were Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-Q	May 25, 2018	3.1
3.2	Amended and Restated Bylaws	10-Q	May 25, 2018	3.2
4.1	Specimen Common Stock Certificate of the registrant	S-1/A	April 16, 2018	4.1
4.2	Amended and Restated Investors' Rights Agreement, dated April 28, 2017, by and among the registrant and the parties named therein	S-1	March 30, 2018	4.2
4.3	Warrant to purchase Series F convertible preferred stock, issued to Multiplier Growth Partners SPV I, LP, dated July 16, 2015	S-1	March 30, 2018	4.4
10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated July 18, 2018, by and between the registrant and Pacific Western Bank				X
10.2	2018 Equity Incentive Plan and related form agreements	S-1/A	April 16, 2018	10.3
10.3	2018 Employee Stock Purchase Plan and related form agreements	S-1/A	April 16, 2018	10.4
10.4	2018 Equity Incentive Plan — Form of Restricted Stock Award Agreement	8-K	May 31, 2018	10.1
10.5	2018 Equity Incentive Plan — Form of Restricted Stock Award Agreement (Performance-Based)	8-K	May 31, 2018	10.2
10.6	2018 Equity Incentive Plan — Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	May 31, 2018	10.3
10.7	First Amendment to Business Park Lease, dated May 10, 2018, by and between the registrant. and Mittleman North Park, LLC.	8-K	May 10, 2018	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan.
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

NLIGHT, INC.

Date: August 10, 2018	By:	/s/ SCOTT KEENEY
Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2018	By:	/s/ RAN BAREKET
Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)