Form 10-Q
period 2018-09-30
NLIGHT, INC.
filed 2018-11-08
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________
FORM 10-Q
________________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, the Registrant had 36,571,861 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$168,182	$36,687
Accounts receivable, net of allowances of $287 and $438	21,264	13,353
Inventory	36,242	29,570
Prepaid expenses and other current assets	7,844	4,973
Total current assets	233,532	84,583
Property and equipment, net	20,311	17,968
Intangible assets, net	2,581	1,836
Goodwill	1,387	1,387
Other assets	4,184	4,374
Total assets	$261,995	$110,148

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,779	$12,920
Accrued liabilities	11,077	12,650
Customer advances	510	575
Deferred revenue	133	386
Current portion of long-term debt	102	2,363
Total current liabilities	25,601	28,894
Non-current income taxes payable	4,732	3,930
Long-term debt	16,123	15,108
Other long-term liabilities	2,119	933
Total liabilities	48,575	48,865
Stockholders' equity:
Convertible preferred stock - $0.0001 par value; zero and 129,478 shares authorized, zero and 24,642 shares issued and outstanding at September 30, 2018 and December 31, 2017. Liquidation preference of zero and $148,454 at September 30, 2018 and December 31, 2017.	—	12
Preferred stock - $0.0001 par value; 5,000 and zero shares authorized, zero shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock - $0.0001 par value; 190,000 shares authorized, 36,356 shares issued and outstanding at September 30, 2018 and 190,000 shares authorized, 2,979 shares issued and outstanding at December 31, 2017.	15	2
Additional paid-in capital	322,478	180,657
Accumulated other comprehensive loss	(1,982)	(719)
Accumulated deficit	(107,091)	(118,669)
Total stockholders’ equity	213,420	61,283
Total liabilities and stockholders’ equity	$261,995	$110,148

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$51,025	$36,547	$145,197	$101,098
Cost of revenues	32,978	24,202	94,742	69,106
Gross profit	18,047	12,345	50,455	31,992
Operating expenses:
Research and development	5,475	3,849	14,656	11,585
Sales, general, and administrative	7,485	3,897	20,955	13,300
Total operating expenses	12,960	7,746	35,611	24,885
Income from operations	5,087	4,599	14,844	7,107
Other income (expense):
Interest income (expense), net	298	(76)	73	(1,047)
Other expense	(537)	(1,043)	(503)	(1,840)
Income before income taxes	4,848	3,480	14,414	4,220
Income tax expense	839	1,236	2,836	3,476
Net income	$4,009	$2,244	$11,578	$744
Less: Income allocated to participating securities	$—	$(2,244)	$(4,415)	$(744)
Net income attributable to common stockholders	$4,009	$—	$7,163	$—
Net income per share, basic	$0.11	$0.00	$0.34	$0.00
Net income per share, diluted	$0.10	$0.00	$0.27	$0.00
Shares used in per share calculations:
Basic	35,007	2,751	20,946	2,660
Diluted	40,332	2,751	26,138	2,660

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$4,009	$2,244	$11,578	$744
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(625)	566	(1,263)	1,908
Comprehensive income	$3,384	$2,810	$10,315	$2,652

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$11,578	$744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,312	5,799
Provision for losses on accounts receivable, net	(34)	175
Stock-based compensation	2,871	257
Loss on disposal of property and equipment	11	7
Loss on debt extinguishment	12	911
Changes in operating assets and liabilities:
Accounts receivable	(8,382)	(3,972)
Inventory	(7,071)	(7,044)
Prepaid expenses and other current assets	(3,076)	188
Other assets	(1,405)	(390)
Accounts payable	1,517	1,636
Accrued and other long-term liabilities	(702)	1,349
Customer advances	(38)	157
Deferred revenue	(253)	201
Non-current income taxes payable	802	175
Net cash provided by operating activities	2,142	193
Cash flows from investing activities:
Purchases of property, equipment and intangibles	(8,654)	(3,023)
Proceeds from sale of property and equipment	8	6
Net cash used in investing activities	(8,646)	(3,017)
Cash flows from financing activities:
Principal payments on debt and capital leases	(17,300)	(15,291)
Net proceeds from debt financing	16,053	12,500
Cash paid on debt extinguishment	—	(388)
Proceeds from public offerings, net of offering costs	139,089	—
Net proceeds from issuance of convertible preferred stock	—	27,481
Payments of deferred offering costs	—	(6)
Proceeds from stock option exercises	161	278
Net cash provided by financing activities	138,003	24,574
Effect of exchange rate changes on cash	(4)	821
Net increase in cash and cash equivalents	131,495	22,571
Cash and cash equivalents, beginning of period	36,687	13,500
Cash and cash equivalents, end of period	$168,182	$36,071
Supplemental disclosures:
Cash paid for interest	$802	$1,187
Cash paid for income taxes	2,703	2,395
Accrued purchases of property, equipment and intangibles	709	597
Accrued deferred offering costs	830	41
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
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company's prospectus dated September 6, 2018, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, referred to as the Prospectus.

(b)	Reverse Stock Split
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

(c)	Public Offerings
On April 30, 2018, the Company closed its IPO of 6.9 million shares of common stock at an initial price to the public of $16.00 per share, including 0.9 million shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares, resulting in aggregate net proceeds to the Company of $100.2 million after deducting underwriting discounts and commissions and offering costs. Immediately prior to the closing of the IPO on April 30, 2018, all of the outstanding shares of convertible preferred stock converted into 24.6 million shares of common stock.
On September 11, 2018, the Company closed its follow-on public offering in which it issued and sold approximately 1.5 million shares of common stock at a public offering price of $26.50 per share, resulting in aggregate estimated net proceeds to the Company of $38 million after deducting underwriting discounts and commissions and offering costs. Further, an additional 3.7 million shares of the Company’s common stock were sold by certain selling stockholders in the offering at the public offering price of $26.50 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the offering.

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

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

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
Stock‑based compensation is recognized at the grant date fair value and is recognized as expense over the requisite service period. The Company recognizes stock-based compensation for all time-based awards on a straight-line basis. Expense for performance-based awards is recognized over the requisite service period based on the probability of achievement of the performance criteria. The Company's time-based awards consist of stock options, restricted stock units, and restricted stock awards. Performance-based awards consist of restricted stock units and restricted stock awards.
Total stock-based compensation expense by financial statement caption was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$183	$15	$267	$30
Research and development	513	18	738	46
Sales, general and administrative	1,207	76	1,866	181
	$1,903	$109	$2,871	$257

(f)	Demonstration Assets
Demonstration assets are equipment that is used for demonstration and other purposes with existing and prospective customers and partners. Demonstration assets are recorded at cost and amortized over an estimated useful life of two years. As of September 30, 2018 and December 31, 2017 the demonstration assets balance was $2.0 million and $2.2 million, respectively, included within other assets on the consolidated balance sheets. Amortization expense totaled $551 thousand and $509 thousand during the three months ended September 30, 2018 and 2017, respectively and $1.4 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

(g)	Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s revolving loan with Pacific Western Bank, also described in Note 9, approximates the carrying value due to the variable market rate used to calculate interest payments.
The Company’s financial instruments that are carried at fair value consist of Level 1 assets and Level 2 liabilities. Level 1 assets include highly liquid bank drafts classified as cash equivalents. Level 2 liabilities consist of the Company’s loan with Pacific Western Bank.

(h)	Recently Issued Accounting Standards
The FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers, in May 2014. ASU 2014‑09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is implementing ASU No. 2014‑09 for annual reporting period beginning January 1, 2019. The Company has developed an implementation plan to adopt this new standard. As part of this plan, the Company is currently assessing the future impact of this standard on the Company's financial condition, results of operations and disclosures. Based on procedures performed to date, the adoption of this

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

standard is not expected to have a material impact on the Company aside from expanded disclosures; however, the Company will continue to evaluate this assessment. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company plans to utilize the cumulative effect transition method and will adopt this standard effective January 1, 2019.
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
The FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), in June 2018. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption of this ASU but does not expect it to be material to its consolidated financial statements.
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

	September 30,	December 31,
(in thousands)	2018	2017
Raw materials	$13,509	$11,326
Work in process and semi-finished goods	13,230	6,039
Finished goods	9,503	12,205
	$36,242	$29,570
(4) Property and Equipment
Property and equipment consist of the following:

		September 30,	December 31,
(in thousands)	Useful life (years)	2018	2017
Computer hardware and software	3-5	$3,890	$3,732
Manufacturing and lab equipment	2-7	48,843	43,432
Office equipment and furniture	5-7	1,140	1,053
Leasehold improvements	2-12	19,068	18,580
		72,941	66,797
Accumulated depreciation		(52,630)	(48,829)
		$20,311	$17,968
Depreciation expense for the three months ended September 30, 2018 and 2017 was $1.5 million and $1.3 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $4.4 million and $3.8 million, respectively.
(5) Intangible Assets and Goodwill

(a)	Intangibles
The Company capitalizes external costs incurred to file new patent applications and to extend the term of or defend existing patents. The details of our patents are as follows:

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

	September 30, 2018
(in thousands)	Average amortization period	Gross carrying amount	Accumulated amortization	Net value

Patents	5 years	$4,463	$(1,882)	$2,581

	December 31, 2017
(in thousands)	Average amortization period	Gross carrying amount	Accumulated amortization	Net value

Patents	5 years	$3,310	$(1,474)	$1,836
Amortization expense for intangible assets was $162 thousand and $122 thousand for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $420 thousand and $341 thousand for the nine months ended September 30, 2018 and 2017, respectively. Estimated amortization expense for the remainder of 2018 and subsequent years is as follows:

(in thousands)
2018	$187
2019	714
2020	642
2021	515
2022	369
Thereafter	154
$2,581

(b)	Goodwill
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2018 and 2017.
(6) Accrued Liabilities
Accrued liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Accrued payroll and benefits	$5,231	$6,201
Product warranty, current	3,614	3,589
Income tax payable	940	931
Other accrued expenses	1,292	1,929
	$11,077	$12,650
(7) Product Warranties
The Company's products are sold with warranty provisions that require the Company to remedy deficiencies in quality or performance over a specified period of time, generally three to 36 months, and occasionally up to 60 months for new products, at no cost to its customers. Net warranty charges incurred include labor charges and costs of replacement parts for repairs under warranty. A provision for the estimated future costs of warranty is based upon historical cost and product performance experience, and is recorded when revenues are recognized. The warranty accrual is recorded within the accrued liabilities and other long-term liabilities captions, based on the performance period.

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

The following is a reconciliation of the changes in the aggregate product warranty accrual during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Product warranty accrual, beginning	$4,186	$2,677
Warranty charges incurred, net	(2,412)	(1,505)
Provision for warranty charges	3,569	3,024
Product warranty accrual, ending	$5,343	$4,196
(8) Commitments and Contingencies
In July 2017, the Company received notification of a claim related to a quality dispute with a vendor alleging that the Company owed payment for future non-cancelable order quantities. The Company believes it is probable that a partial settlement of this claim will occur and recorded a $196 thousand liability related to this matter within the accrued liabilities on the consolidated balance sheet as of December 31, 2017. This amount remains outstanding as of September 30, 2018.
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
The Company becomes involved in various legal proceedings and claims incidental to normal business activities. As of September 30, 2018, the Company believes these matters will not have a material adverse effect on the consolidated financial statements.
(9) Long‑Term Debt
Term and Revolving Loans
In September 2018, the Company entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank (successor in interest to Square 1 Bank). The agreement amends and restates in its entirety the Company’s Amended and Restated Loan and Security Agreement entered in March 2018.    As amended and restated, the loan agreement’s revolving credit facility provides for up to $40.0 million in aggregate commitments and was used to repay in full the term loan and revolving borrowings outstanding under the prior agreement. The Company may draw upon the credit facility until September 2021.
The revolving loan bears interest at a per annum rate, depending on certain liquidity thresholds, ranging from adjusted LIBOR plus 1.35% to 2.25%, or prime rate minus 1.40% to 0.50%. Interest is due and payable monthly in arrears.
The Company’s loan with Pacific Western Bank is secured by liens, subject to certain exceptions, on substantially all of the Company’s existing and future assets, including but not limited to accounts receivable, inventory, property and equipment, and intellectual property.
Pursuant to the terms of the amended and restated loan agreement, the Company will be subject to certain financial covenants in the event it fails to meet certain specified liquidity thresholds. Prior to September 2018, the Company was subject to minimum revenue and maximum capital expenditure covenant. The Company was in compliance with all of its financial covenants as of September 30, 2018 and December 31, 2017.

The term loan balance was zero and $13.5 million at September 30, 2018 and December 31, 2017, respectively. The revolving loan balance was $16.1 million and $3.7 million at September 30, 2018 and December 31, 2017, respectively.
Long‑term debt at September 30, 2018 and December 31, 2017 consists of the following:

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

	September 30,	December 31,
(in thousands)	2018	2017
Pacific Western Bank, Term and Revolving Loans	$16,075	$17,200
2014 Finland equipment loans, Danske Bank	51	80
Capital leases, various	130	191
Total debt	16,256	17,471
Less: debt issuance costs	(31)	—
Total long-term debt	16,225	17,471
Less: current portion of long-term debt	(102)	(2,363)
Non-current portion of long-term debt	$16,123	$15,108
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
The Company’s effective tax rate for the three and nine months ended September 30, 2018 and 2017 differs from the U.S. statutory rate due to the U.S. valuation allowance, foreign income taxed at local statutory rates, and accrued withholding taxes. The decrease in the effective tax rate from 2017 to 2018 is primarily due to increased profitability within the U.S. entity as the Company maintains a full valuation allowance against the U.S. deferred tax assets.

In fiscal year to date 2018, the Company reported U.S. pre-tax income, compared to U.S. pre-tax losses in each of the fiscal years to date. The Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, The Company continues to maintain a valuation allowance against its U.S. deferred tax assets. It is reasonably possible that by the end of 2018, the Company will establish a sustained level of profitability in the U.S. As a result, it may reverse a significant portion of the valuation allowance recorded against its U.S. deferred tax assets. The reversal would result in an income tax benefit for the three months and the year ended December 31, 2018.

2017 Tax Act
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) introduced significant changes to U.S. income tax law. Effective 2018, the 2017 Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings.
Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. The estimates reported in fiscal year 2017 were not adjusted in the quarter ended September 30, 2018. There have been no changes or clarification in guidance issued or interpretations or assumptions we have made that caused a change to the estimates reported in fiscal year 2017. These estimates may change due to, among other things, further clarification of existing guidance that may be issued by U.S. taxing authorities or regulatory bodies or changes in interpretations and assumptions. The Company will continue to analyze the 2017 Tax Act to finalize its financial statement impact, including the mandatory deemed repatriation of foreign earnings, re-measurement of deferred taxes and all other provisions of the legislation and will record the effects of any changes to provisional amounts no later than the measurement period allowed by Staff Accounting Bulletin 118, or December 2018.

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

(11) Stockholders’ Equity

(a)	Convertible Preferred Stock
Immediately prior to the closing of the IPO on April 30, 2018 all shares of the outstanding convertible preferred stock automatically converted into an aggregate of 24.6 million shares of common stock. There were no outstanding shares of convertible preferred stock as of September 30, 2018.
(b)    Preferred Stock
In April 2018, the Company's Board of Directors approved an increase to the amount of authorized preferred stock to become effective on the closing of the Company's IPO. As of September 30, 2018 there were 5.0 million shares of preferred stock, par value $0.0001, authorized and no shares of preferred stock issues and outstanding.

(c)	Common Stock
At September 30, 2018 and December 31, 2017 the Company was authorized to issue 190.0 million shares of common stock with 36.4 million and 3.0 million shares of common stock issued and outstanding.

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
In April 2018, the Company adopted the 2018 Plan with a reserve of 3.4 million shares of common stock for issuance, plus, shares subject to awards under the 2001 Plan that expire or terminate, and shares previously issued pursuant to the 2001 Plan that are forfeited (provided that the maximum number of shares that may be added to the 2018 Plan from the 2001 plan is 5.6 million shares). The number of shares reserved for issuance under the 2018 Plan will increase automatically on the first day of each calendar year by a number of shares of common stock equal to the lesser of (i) 3.4 million shares of common stock, (ii) 5% of the total outstanding shares of the Company's common stock as of the immediately preceding December 31 or (iii) a number of shares determined by the Board of Directors.
As of September 30, 2018 and December 31, 2017 the Company had reserved 9.0 million shares of common stock for issuance under the two plans to employees, directors, and consultants of the Company. Of these shares, a total of 2.9 million and 1.7 million shares, respectively were available for issuance as of September 30, 2018 and December 31, 2017.

The Company has granted time-based options, time-based restricted stock unit awards, performance-based restricted stock unit awards, time-based restricted stock awards, and performance-based restricted stock awards.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2018:

(in thousands)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 31, 2017	5,369	$1.09	7.4	$29,863
Options granted	357	$9.71
Options exercised	(185)	$0.88
Options canceled	(26)	$1.54
Outstanding, September 30, 2018	5,515	$1.65	7.0	$113,383
Options exercisable at September 30, 2018	3,024	$0.91	6.5	$64,405
Options vested as of September 30, 2018 and expected to vest after September 30, 2018	4,734	$1.65	7.4	$98,034

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

Total intrinsic value of options exercised for the nine months ended September 30, 2018 and 2017 was $3.1 million and $315 thousand, respectively. The Company received proceeds of $161 thousand and $278 thousand from the exercise of options for the nine months ended September 30, 2018 and 2017, respectively.
Restricted stock award activity during the nine months ended September 30, 2018 was as follows:

(in thousands)	Number of restricted stock awards	Weighted average grant date fair value
Outstanding, December 31, 2017	—	$0.00
Awards granted	115	$37.15
Awards vested	—	$0.00
Awards canceled	—	$0.00
Outstanding, September 30, 2018	115	$37.15
Restricted stock unit activity during the nine months ended September 30, 2018 was as follows:

(in thousands)	Number of restricted stock units	Weighted average grant date fair value
Outstanding, December 31, 2017	—	$0.00
Units granted	454	$36.19
Units vested	—	$0.00
Units canceled	—	$0.00
Outstanding, September 30, 2018	454	$36.19

Of the 569 thousand non-vested restricted stock awards and restricted stock units outstanding under the 2018 Plan as of September 30, 2018, 206 thousand awards represent the expected number of awards whereby vesting is contingent on meeting certain performance conditions.

Total compensation cost related to nonvested options, restricted stock units and restricted stock awards not yet recognized is $20.7 million, which will be recognized during the remainder of 2018 and subsequent years as follows:

(in thousands)
2018	$1,810
2019	6,802
2020	5,987
2021	4,364
2022	1,685
2023	7
$20,655

(e)	2018 Employee Stock Purchase Plan
During the three months ended September 30, 2018, the Company's Board of Directors approved the terms of the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The 2018 ESPP became effective on April 24, 2018. Subject to any limitations therein, the 2018 ESPP allows eligible employees to contribute up to 10% of their earnings for the purchase of common stock at a discounted price per share. The 2018 ESPP provides for separate six-month offering periods commencing on the first trading day on or after May 15 and November 15 of each calendar year. The initial offering period will occur from November 15, 2018 through May 15, 2019.

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

A total of 0.9 million shares of common stock are available for sale under the 2018 ESPP. The number of shares of common stock that are available for sale under the ESPP also includes an annual increase on the first day of each fiscal year following the fiscal year in which the first offering period enrollment date occurs, equal to the least of: 0.9 million shares; 2% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or such other amount as the Board of Directors may determine. As of September 30, 2018, no shares of the Company's common stock have been purchased under the 2018 ESPP.

(12) Net Income per Share
Net income per share is presented in conformity with the two‑class method required for multiple classes of common stock and participating securities.
The participating securities include convertible preferred stock as the holders of these securities are entitled to receive a noncumulative dividend in preference to the common stockholders in the event that a dividend is declared on common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the losses. The convertible preferred stock converted to common stock on April 30, 2018 upon the closing of the Company's initial public offering. As such, for the nine months ended September 30, 2018 only income earned prior to April 30, 2018 has been allocated to these participating securities.
Basic income per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares such as stock options, restricted stock, warrants, and convertible preferred stock. Diluted income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common stock options, restricted stock, warrants, and convertible preferred stock.
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income	$4,009	$2,244	$11,578	$744
Participating securities:
Income allocated to participating securities	—	(2,244)	(4,415)	(744)
Net income attributable to common stockholders	4,009	—	7,163	—

Denominator:
Weighted-average shares, basic	35,007	2,751	20,946	2,660
Dilutive effect of warrant	162	—	150	—
Dilutive effect of restricted stock units and awards	15	—	7	—
Dilutive effect of common stock options	5,148	—	5,035	—
Weighted-average common shares outstanding, diluted	40,332	2,751	26,138	2,660
Net income per share attributable to common stockholders:
Basic	$0.11	$0.00	$0.34	$0.00
Diluted	$0.10	$0.00	$0.27	$0.00

nLIGHT, Inc.
Notes to Consolidated Financial Statements - (Continued)

The following potentially dilutive shares of convertible preferred stock, preferred stock warrants, restricted stock awards and units, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Convertible preferred stock	—	24,642	—	24,642
Preferred stock warrants	—	214	—	214
Restricted stock units and awards	541	—	541	—
Common stock options	—	5,383	—	5,383
Total	541	30,239	541	30,239

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
Overview
We are a leading provider of high‑power semiconductor and fiber lasers. Our lasers are changing not only the way things are made but also the things that can be made. We design, develop and manufacture the critical elements of our lasers, and we believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property. We function through a single operating segment and, in 2017, sold our products to over 300 customers worldwide in three primary markets: industrial, microfabrication, and aerospace and defense.
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
We sell our products worldwide. Based on customer location, we generated approximately 36% and 31% of our revenues from North America, approximately 38% and 41% of our revenues from China and approximately 26% and 28% of our revenues from the rest of the world during the nine months ended September 30, 2018 and 2017, respectively. China is the largest geographic market for lasers globally. We established our operations in China in 2004 and believe our sales, marketing and production operations in China will continue to enable us to increase revenues from new and existing customers. We believe that our innovative approach of tailoring our platform‑based high‑power semiconductor and fiber laser solutions to the specific needs of our customers will allow us to grow our market share with existing customers and attract new customers worldwide.
We had revenues of $51.0 million and $36.5 million, net income of $4.0 million and $2.2 million and an Adjusted EBITDA of $9.2 million and $6.6 million during the three months ended September 30, 2018 and 2017, respectively. We had revenues of $145.2 million and $101.1 million, net income of $11.6 million and $0.7 million and an Adjusted EBITDA of $24.0 million and $13.2 million during the nine months ended September 30, 2018 and 2017, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, see “Non‑GAAP Financial Information.”
We primarily sell to three end markets: industrial, microfabrication, and aerospace and defense. During the three months ended September 30, 2018, approximately $20.9 million, $19.9 million and $10.2 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. During the three months ended September 30, 2017, approximately $15.2 million, $16.4 million and $4.9 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. During the nine months ended September 30, 2018, approximately $65.3 million, $55.0 million and $24.9 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. During the nine months ended September 30, 2017, approximately $40.3 million, $45.7 million and $15.1 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively.
Factors Affecting Our Performance
Demand for our Semiconductor and Fiber Laser Solutions
In order to continue to grow our revenues, we must continue to achieve design wins for our semiconductor and fiber lasers. We consider a design win to occur when a customer notifies us that it has selected one of our products to be incorporated into a product or system under development by such customer. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in the industrial and microfabrication markets, which, in turn, depend upon the demand for these customers’ products or services. In addition, in the aerospace and defense market, our business depends in large part on continued investment in laser technology by the U.S. government and its allies.
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
Manufacturing Costs and Gross Margins
Our gross profit, in absolute dollars and as a percentage of revenues, is impacted by our product sales mix, sales volumes, changes in ASPs, production volumes, the corresponding absorption of manufacturing overhead expenses, production costs and manufacturing yields. Our product sales mix can affect gross profits due to variations in profitability related to product configurations and cost profiles, customer volume pricing, availability of competitive products in various markets, and new product introductions, among other factors. Capacity utilization affects our gross margin because we have a high fixed cost base due to our vertically integrated business model. Increases in sales and production volumes drive favorable absorption of fixed costs, improved manufacturing efficiencies and lower production costs. Gross margins may fluctuate from period to period depending on product mix and the level of capacity utilization. Our gross margins have been improving. Gross margin for the three months ended September 30, 2018, increased to 35.4% from 33.8% during the same period in 2017 and for the nine months ended September

30, 2018, gross margin increased to 34.7% from 31.6% during the same period in 2017. However, during the second half of 2018, certain of our competitors have substantially reduced the price of their fiber lasers sold in the China market. In some instances, we have reduced the price of our fiber lasers sold in China, and may continue to do so as our competitors, and the industry generally, reduce the selling prices of fiber lasers. We believe that introducing new and higher value products, increasing the sales of our existing products, expanding into new applications and reducing our manufacturing costs will enable us to address recent declines in the average selling prices of certain of our fiber lasers and continue to grow our revenues and gross margin.
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
Cost of Revenues and Gross Margin
Our cost of revenues consists primarily of the cost of raw materials and components, direct labor expenses and manufacturing overhead. Cost of revenues includes compensation and other costs related to our manufacturing and service operations, facilities and equipment costs, shipping costs, cost of duties and tariffs, write-downs for inventory obsolescence and provisions for warranty obligations. Inventories are written down and charged to cost of revenues when identified as excess or obsolete. Given the fixed nature of our facilities and equipment costs, we expect gross margin to increase as revenues and volumes increase; however, gross margins may fluctuate from period to period depending on product mix and the level of capacity utilization.
Operating Expenses
Research and Development
Our research and development expense consists primarily of compensation, development expenses related to the design of our products and certain components, allocated facilities costs and the cost of materials and components to build prototype devices for testing. Costs related to product development are recorded as research and development expense in the period in which they are incurred. We expect that research and development expense will increase in absolute dollars as we invest in developing new products and technologies. However, we expect research and development expense to decrease modestly as a percentage of revenues over the longer term as revenues grow, although research and development expense may fluctuate as a percentage of revenues from period to period due to the timing and extent of these expenses.
Sales, General and Administrative

Our sales and marketing expense consists primarily of costs related to compensation, trade shows, travel, allocated facilities costs, amortization of assets used for demonstration purposes, commissions and other sales and marketing expenses, including charges and benefits related to the change in allowance for doubtful accounts.
Our general and administrative expense consists primarily of compensation and associated costs for executive management, finance, legal and other administrative personnel, outside legal and professional fees, allocated facilities costs and other general corporate expenses. Also included in general and administrative expense for the nine months ended September 30, 2018 are costs associated with preparing for our initial public offering.
We expect sales, general and administrative expense will continue to increase in absolute dollars as we continue to grow and incur the costs of compliance associated with being a publicly-traded company, including legal, audit, compliance and consulting fees. Although sales, general and administrative expense may fluctuate as a percentage of revenues from period to period due to the timing and extent of these expenses, over the long term, we expect sales, general and administrative expense to decrease modestly as a percentage of revenues as we scale with the growth of our business.
Interest Income (Expense), Net
Interest income (expense), net, primarily consists of interest income on our deposit accounts, net of interest expense on outstanding debt under our credit facilities and any other indebtedness we may incur.
Other Expense
Other expense primarily relates to realized and unrealized gains and losses related to our foreign currency transactions and balances and other non-operating gains and losses.
Income Tax Expense
Income tax expense consists primarily of foreign income taxes. Due to cumulative losses, we maintain a full valuation allowance against our U.S. deferred tax assets. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. While earnings through the third quarter of 2018 resulted in the utilization of a portion of our accumulated net operating loss carry-forwards, due to the uncertainly with respect to their ultimate realizability, we continue to maintain this position as of September 30, 2018.
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
Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Revenues	$51,025	$36,547	$14,478	39.6%
Revenues for the three months ended September 30, 2018 increased $14.5 million, or 39.6% compared to the same period in 2017. The increase is driven by growth in each of our three key end markets and across all regions.
Revenues from the industrial end market increased $5.7 million, or approximately 37% from the same period in 2017. The increase was driven by the higher sales of our fiber lasers, primarily in North America and Asia. Revenues from the microfabrication end market grew $3.5 million or 21%. The increase was driven by sales growth to customers for consumer electronics and semiconductor markets, primarily in North America and Asia. Revenues from the aerospace and defense end market increased $5.3 million, or 107% compared to the same period in 2017. This increase was driven by higher revenues on our existing government contracts, combined with higher semiconductor laser sales to new customers for defense applications.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Cost of revenues	$32,978	$24,202	$8,776	36.3%
Gross profit	$18,047	$12,345	$5,702	46.2%
Gross margin as % of revenue	35.4%	33.8%	—	1.6%
Cost of revenues for the three months ended September 30, 2018 increased $8.8 million, or 36.3%, on higher volumes compared to the same period in 2017. Gross profit for the three months ended September 30, 2018 increased $5.7 million, or 46.2%, compared to the same periods in 2017.
Gross margin for the three months ended September 30, 2018 increased from 33.8% to 35.4%. The improvement in gross margin was driven primarily by lower manufacturing overhead as a percentage of revenues due to higher production volumes.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Research and development	$5,475	$3,849	$1,626	42.2%
Research and development expense for the three months ended September 30, 2018 increased $1.6 million, or 42.2%, compared to the same period in 2017. The increase was primarily related to higher compensation costs, including $0.5 million of stock compensation, and higher materials expense, as we continued to invest in our product development initiatives.
Sales, General and Administrative

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$7,485	$3,897	$3,588	92.1%
Sales, general and administrative expense for the three months ended September 30, 2018 increased $3.6 million, or 92.1%, compared to the same period in 2017. The increase was primarily driven by higher compensation costs due to increased headcount within our sales, general, and administrative functions including higher stock-based compensation of $1.1 million. Sales, general, and administrative expense also increased due to a $1.0 million recovery of a previously reserved receivable that occurred in the third quarter of 2017.

Interest Income (Expense), net

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Interest income (expense), net	$298	$(76)	$374	NM
Interest income, net, for the three months ended September 30, 2018 increased $0.4 million compared to the net expense during the same period in 2017. The increase was driven by $0.5 million of interest income generated on the cash we received in our initial and follow-on public offerings.
Other Expense

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Other expense	$(537)	$(1,043)	$506	(48.5)%
The decrease in other expense for the three months ended September 30, 2018 was primarily attributable to a $0.9 million loss on debt extinguishment related to paying off our loan facility with Multiplier Growth Partners SPV I, LP in the third quarter of 2017. This was partially offset by higher net unrealized and realized foreign exchange losses compared to the same period in 2017, driven by foreign exchange rate fluctuations between the USD and the Chinese RMB. Other changes included an increase in subsidy income of $0.3 million.
Income Tax Expense

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Income tax expense	$839	$1,236	$(397)	(32.1)%
Income tax expense for the three months ended September 30, 2018 decreased $0.4 million or 32.1% between the periods. Our tax expense is highly dependent upon the geographic mix of earnings, and is primarily related to operations in China and Finland. There is limited tax expense associated with our operations in the U.S. as we maintain a full valuation allowance against our U.S. deferred tax assets. The decrease was driven by increased income from our U.S. operations relative to our foreign subsidiaries, which resulted in a lower effective tax rate during the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Revenues	$145,197	$101,098	$44,099	43.6%
Revenues for the nine months ended September 30, 2018 increased $44.1 million, or 43.6% compared to the same period in 2017. The increase was driven by growth in each of our three key end markets and across all regions.

Revenues from the industrial end market increased $25.0 million, or approximately 62% from the same period in 2017. The increase was driven by the higher sales of our fiber lasers across all regions, particularly in China. Revenues from the microfabrication end market grew $9.3 million, or 20%, compared to the same period in 2017. The increase was driven by sales growth to customers for consumer electronics and semiconductor markets, primarily in North America. Revenues from the aerospace and defense end market increased $9.8 million, or 65% compared to the same period in 2017. This increase was primarily driven by new defense contracts secured in the second half of 2017, as well as higher volumes on our existing government contracts.
Cost of Revenues and Gross Margin

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Cost of revenues	$94,742	$69,106	$25,636	37.1%
Gross profit	$50,455	$31,992	$18,463	57.7%
Gross margin as % of revenue	34.7%	31.6%	—	3.1%
Cost of revenues for the nine months ended September 30, 2018 increased $25.6 million, or 37.1%, on higher volumes compared to the same period in 2017. Gross profit increased $18.5 million, or 57.7% for the nine months ended September 30, 2018, compared to the same period in 2017. This was driven by higher sales volumes combined with improvements in product costs.
Gross margin for the nine months ended September 30, 2018 increased from 31.6% to 34.7%. The improvement in gross margin was driven by lower manufacturing overhead as a percentage of revenues due to higher production volumes, coupled with cost reductions realized in our laser production.
Operating Expenses
Research and Development

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Research and development	$14,656	$11,585	$3,071	26.5%
Research and development expense for the nine months ended September 30, 2018 increased $3.1 million, or 26.5%, compared to the same period in 2017. The increase was primarily related to higher compensation costs, including $0.7 million in additional stock-based compensation as we continued to increase headcount to support our product development initiatives.
Sales, General and Administrative

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$20,955	$13,300	$7,655	57.6%
Sales, general and administrative expense for the nine months ended September 30, 2018 increased $7.7 million, or 57.6%, compared to the same period in 2017. The increase was primarily driven by higher compensation costs on increased headcount within our sales, general, and administrative functions, including higher stock-based compensation of $1.7 million related to new grants issued in the second quarter of 2018. We also incurred higher professional services as a result of our initial public offering, which we completed in April 2018. The sales expense increased due to a $1.0 million recovery of a previously reserved receivable that occurred in the third quarter of 2017. Other increases were related to higher insurance and other expenses associated with being a public company.

Interest Income (Expense), net

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Interest income (expense), net	$73	$(1,047)	$1,120	NM
Interest income, net, for the nine months ended September 30, 2018 increased $1.1 million, compared to the net expense during the same period in 2017. The increase was primarily related to interest income of approximately $0.7 million generated on the cash received in connection with our initial and follow-on public offerings. Also contributing was the restructuring of our debt facilities, which included the extinguishment of our debt with Multiplier Growth Partners SPV I, LP in July 2017, as it carried a higher interest rate than our facility with Pacific Western Bank.
Other Expense

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Other expense	$(503)	$(1,840)	$1,337	(72.7)%
The decrease in other expense for the nine months ended September 30, 2018 is primarily attributable to a $0.9 million loss on debt extinguishment related to paying off our loan facility with Multiplier Growth Partners SPV I, LP in the prior year. Other changes included an increase in subsidy income of $0.6 million.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Income tax expense	$2,836	$3,476	$(640)	(18.4)%
Income tax expense for the nine months ended September 30, 2018 decreased $640 thousand, or 18.4% compared to the same period in 2017. The decrease was driven by the change in the jurisdictional mix of pre-tax earnings, which reflect increased income from our United States operations compared to relatively lower income from our foreign subsidiaries. There is limited tax expense associated with our operations in the U.S. as we maintain a full valuation allowance against our U.S. deferred tax assets. The effective tax rate for the nine months ended September 30, 2018 was 20%.
Non‑GAAP Financial Information
We monitor Adjusted EBITDA, a non-GAAP financial metric, to help us evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA is useful in evaluating our operating performance.
We define Adjusted EBITDA as net income adjusted for income tax expense, other non‑operating expense or income, net interest expense or income, depreciation and amortization, stock‑based compensation and other special items as determined by management. We believe that Adjusted EBITDA is a meaningful measure of performance as it is commonly utilized by us and the investment community to analyze operating performance in our industry.
The following table sets forth Adjusted EBITDA and a reconciliation from net income, the most comparable GAAP measure, for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$4,009	$2,244	$11,578	$744
Income tax expense	839	1,236	2,836	3,476
Other expense	537	1,043	503	1,840
Interest (income) expense, net	(298)	76	(73)	1,047
Depreciation and amortization	2,194	1,890	6,312	5,799
Stock-based compensation	1,903	109	2,871	257
Adjusted EBITDA	$9,184	$6,598	$24,027	$13,163
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
Liquidity and Capital Resources
We had cash and cash equivalents of $168.2 million and $36.7 million as of September 30, 2018 and December 31, 2017, respectively. On April 30, 2018 and September 11, 2018, upon the closing of our initial and follow-on public offerings, we received estimated net proceeds of $138 million after deducting underwriting discounts and commissions and other estimated offering costs.
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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$2,142	$193
Net cash used in investing activities	(8,646)	(3,017)
Net cash provided by financing activities	138,003	24,574
Effect of exchange rate changes on cash	(4)	821
Net increase in cash	$131,495	$22,571

Net Cash Provided by Operating Activities
During the nine months ended September 30, 2018, net cash provided by operating activities was $2.1 million which was primarily driven by $11.6 million of net income reported in the current period, non‑cash adjustments of $9.2 million related to depreciation, stock-based compensation, and other items as well as a $0.8 million increase in accounts payable and other accrued expenses, largely driven by the timing of vendor payments. These positive adjustments were partially offset by an $8.4 million increase in accounts receivable and $7.1 million increase in inventory, in support of higher revenue levels, $3.1 million increase in other current assets driven by increases in duty rebate and value-added taxes receivables, prepaid insurance, other prepaid expenses, and a $1.4 million increase in other assets.
During the nine months ended September 30, 2017, net cash provided by operating activities was $0.2 million which was driven by a $0.7 million of net income reported in the period, non-cash adjustments of $7.1 million related to depreciation and amortization and other items and a $3.0 million increase in cash related to fluctuations in the balance of accounts payable and accrued liabilities. These positive adjustments were offset by a $4.0 million increase in accounts receivable, a $7.0 million increase in inventory, and a $0.4 million increase in other assets.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2018, net cash used in investing activities was $8.6 million which was primarily due to capital expenditures during the period related to investments in manufacturing equipment and facilities, as well as investments in our patent portfolio. During the nine months ended September 30, 2017, net cash used in investing activities was $3.0 million which was due to $3.0 million of capital expenditures and was primarily related to expanding manufacturing capacity.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2018, net cash provided by financing activities was $138.0 million which was driven by $139.1 million in net proceeds related to our initial and follow-on public offerings less payment of offering expenses. These positive adjustments were offset by principal payments on our loan facility and capital leases of $1.2 million. During the nine months ended September 30, 2017, net cash provided by financing activities was $24.6 million which was due to $27.5 million of proceeds related to issuance of convertible preferred stock partially offset by $2.8 million in loan and capital lease payments and $0.4 million of payments to retire our loan facility with Multiplier Growth Partners SPV I, LP.
Credit Facilities
Pacific Western Bank Loan Facility
In March 2014, we entered into a Loan and Security Agreement with Pacific Western Bank (successor in interest to Square 1 Bank), as lender. The loan facility initially provided for up to $15.0 million in aggregate commitments, comprised of a $7.5 million term loan and a revolving loan facility subject to a borrowing base of eligible accounts receivable and inventory. In August 2014, the revolving loan facility was increased to $20.0 million, with adjustments to the borrowing base. We amended and restated the loan facility in March 2018.The amended and restated loan facility provided for $25.0 million in aggregate commitments, including a term loan of $15.0 million and a revolving loan facility equal to the lesser of (i) $25.0 million minus the unpaid principal amount of the term loan and the amount of any reserves for ancillary banking services, or (ii) a borrowing base equal to 85% of eligible accounts receivable plus the lesser of $5.5 million or 35% of eligible inventory.
We amended and restated this loan facility in September 2018. The second amended and restated loan and security agreement provides a $40 million revolving credit facility to the Company. Our obligations under the loan facility are secured by substantially all of our assets.
We initially borrowed $16.1 million under this line of credit to refinance the existing outstanding balance of the term and revolving loans under the prior agreement. As of September 30, 2018, the outstanding balance under the amended and restated loan facility was $16.1 million.
Borrowings under the revolving credit facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from adjusted LIBOR plus 1.35% to 2.25%, or prime rate minus 1.40% to 0.50%. Prior to the amendment and restatement of our loan facility in September 2018, the term and revolving loans bore interest at a rate equal to the bank’s prime rate plus 0.50% per annum, subject to a floor of 5.00% per annum. Interest is due and payable monthly in arrears.
All outstanding principal and interest on the revolving loan is due and payable on September 24, 2021. We may prepay loans under the loan facility in whole or in part at any time without premium or penalty.

The loan agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among other things, covenants that limit or restrict the Company’s ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase common shares. We are also required to comply with a minimum cash threshold of $50.0 million. In the event cash is less than $50.0 million, we have to comply with a minimum capital expenditures covenant determined in relation to our adjusted EBITDA for the quarter.

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
As of September 30, 2018 and December 31, 2017, we were in compliance with the covenants under our loan facilities.
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
Contractual Obligations
Our future significant contractual obligations as of March 31, 2018 were reported in the Prospectus. There have been no material changes from the contractual commitments previously disclosed in the Prospectus other than entering into a lease for additional space in Shanghai in the normal course of business, extending a lease for one of our Vancouver facilities in the normal course of business, entering into non-cancelable purchase orders with vendors in the normal course of business and amending and restating our loan facility with Pacific Western Bank. For more information please see the section titled "-Credit Facilities."

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $168.2 million as of September 30, 2018. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates due to the short‑term nature of these assets.
We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a $40.0 million revolving credit facility. As of September 30, 2018, we had $16.1 million outstanding principal amount under the revolving loan facility. Borrowings under the Revolving Credit Facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from adjusted LIBOR plus 1.35% to 2.25%, or prime rate minus 1.40% to 0.50%. A 10% increase or decrease in interest rates would result in approximately a $0.1 million change in our obligations under the loan facility.
Foreign Currency Risk
Due to our international operations, a significant portion of our revenues, cost of revenues and operating expenses are denominated in currencies other than the USD, principally the Chinese RMB and the Euro. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the USD, the Chinese RMB and the Euro. We attempt to minimize these exposures by partially or fully offsetting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay intercompany cash settlements. As a result, we are unable to completely offset the foreign currency denominated assets and liabilities.
At September 30, 2018, our material foreign currency exposure is related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $2.7 million. Foreign exchange rate gains or losses on foreign investments as of September 30, 2018 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.
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
Changes in Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses each year since our inception in 2000 through 2016, and only first became profitable in 2017. Although we had net income of $11.6 million for the nine months ended September 30, 2018, we had a net loss of $14.2 million in 2016 and $0.7 million for the nine months ended September 30, 2017. We had an accumulated deficit of $107.1 million as of September 30, 2018.
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
The industries in which we operate have significant price and technological competition. We compete not only with companies providing semiconductor and fiber lasers, but with companies offering conventional laser or non-laser solutions for the applications we target. Some of our competitors are larger and have substantially greater manufacturing, financial and research and development resources and larger installed customer bases than we do. Some of these competitors may receive substantial government subsidies allowing them to compete more aggressively. Certain of these competitors also have higher sales volume than we do, which can enable such competitors to lower the prices of their products. To compete, we may be forced to lower our prices, which could negatively impact our revenues and gross margins. For example, during the second half of 2018 certain of our competitors have substantially reduced the price of their fiber lasers sold in the China market. In some instances, we have reduced the price of our fiber lasers sold in China. It is unclear whether our competitors' price reductions will continue for the foreseeable future; however, the recent decline in the selling price of certain of our current fiber laser product offerings could negatively affect our near-term results of operations. Consolidation in our industry could intensify the competitive pressures that we face. Our competitors worldwide include BWT Beijing Ltd., Coherent, Inc., II-VI Incorporated, IPG Photonics Corporation, Lumentum Holdings Inc., Maxphotonics Co., Ltd., Raycus Fiber Laser Technologies Co. Ltd. and Trumpf GmbH + Co. KG.
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

Approximately 64% and 66% of our revenues were to customers outside of North America for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017, respectively. We anticipate that foreign revenues, particularly revenues from Asia, will continue to account for a significant portion of our revenues in the foreseeable future. Our products are sold in over 30 countries. Our principal markets outside of North America include China, Japan, South Korea, and other Asian countries, Germany and other European countries. We have offices outside of the United States in Lohja, Finland, Shanghai, China and Seoul, South Korea. We have substantial tangible assets outside of the United States, particularly in China.
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
Our business operations in China and our sales to Chinese customers are critical to our success. As of September 30, 2018, we had approximately 460 employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly and sales operations. Moreover, for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017, approximately 38% and 40% of our revenues were derived from China, respectively. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and have proposed to impose a number of additional tariffs. These or other events may lead to a significant reduction in demand for our products, which could materially adversely affect our results of operations.
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

Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
The United States Government has recently imposed new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by imposing new or higher tariffs on specified products imported from the United States. On September 17, 2018, the Office of the United States Trade Representative finalized List 3 under Section 301 of the Trade Act of 1974 resulting in the imposition of an additional 10% tariff on specified products from China, increasing to 25% effective January 1, 2019. In response, China has imposed additional tariffs on a number of U.S. goods. Based on our analysis of the tariff changes, we expect that the new tariffs will have a direct impact on our operations and financial results, as we maintain significant portion of our operations and manufacturing in China. While there is uncertainty as to the duration of the tariffs and we are actively taking remedial actions to minimize the financial impact, the additional tariffs may materially increase the cost of our raw materials and finished goods, and may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products. Proposed tariffs may cause the depreciation of the RMB currency and a contraction of certain industries that will likely be affected by the proposed tariffs, including industrial fiber laser market. As such, there may be potential decrease in the spending powers of our Chinese customers which in turn, may lead to a fewer business opportunities and our operation may be negatively impacted. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic uncertainty and potentially have a negative impact on our business and we cannot provide any assurances as to whether such actions will occur or the form that they may take.
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
We rely on a few customers for a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 58% and 61% of our revenues during the nine months ended September 30, 2018 and for the twelve months ended December 31, 2017, respectively. Suzhou Quick Laser Technology Co., Ltd accounted for 14% of our revenues for the nine months ended September 30, 2018 and 14% for the twelve months ended December 31, 2017. We generally do not enter into long-term purchase agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations. We believe that fluctuations in quarterly results may cause the market price of our common stock to increase or decrease, perhaps substantially. In addition, we experience seasonality in our results of operations typically impacted by lower demand from our Chinese customers during Chinese New Year. Factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

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
The development of new, technologically advanced products is a complex and uncertain process that requires the accurate prediction of technological and market trends, as well as the investment of significant research and development expenses. Further, we typically invest substantial resources in advance of material sales of our products to our customers. Our research and development costs were $14.7 million and $15.1 million for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
For the nine months ended September 30, 2018 and the twelve months ended December 31, 2017, we derived approximately 17% and 15% of our revenues, respectively, from customers in the aerospace and defense industry. From time to time, we have experienced declining aerospace and defense-related revenues. The aerospace and defense market is largely dependent upon government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, including sequestration impacts similar to those experienced under the Budget Control Act of 2011, or the BCA, constraints of the budgetary process and timing and potential changes to these policies and priorities. Future spending levels are subject to a wide range of outcomes, depending on Congressional action, all of which are beyond our control. Moreover, no assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. For the nine months ended September 30, 2018 and twelve months ended December 31, 2017, our revenues outside North America represented approximately 64% and 66% of our revenues, respectively. We incur currency transaction risk whenever one or more of our operating subsidiaries enter into a transaction using currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of revenues and expenses of foreign subsidiaries are translated to U.S. dollars. We do not actively hedge our foreign currency exposure and we cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which could decrease demand for our products in such markets. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.
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

We are subject to the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide, beginning with our second annual report on Form 10-K, an annual management report on the effectiveness of internal controls over financial reporting. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report to be filed with the SEC, or the date we are no longer an "emerging growth company" as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Section 404 compliance will divert resources and take significant time and effort to complete, and our compliance costs will correspondingly increase. We may be unable to successfully complete the procedures and certification and attestation requirements of Section 404 in a timely manner. In addition, the Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing the changes may take significant time and may require additional employee compliance training. We or our independent registered public accounting firm may discover internal controls that need improvement. A discovery of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our independent registered public accounting firm will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated operating results and harm our reputation.
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
Changes in our products or changes in export, import and economic sanctions laws and regulations may delay our introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. The U.S. Government has imposed significant tariffs on a variety of items imported from China and has proposed tariffs on additional items. For example, the U.S. recently imposed tariffs on lasers which include our semiconductor lasers which are assembled in China. China has responded by proposing tariffs on the import of items from the United States. Such tariffs have not had a material impact on our results of operations to date. However, it is possible that additional sanctions or restrictions may be imposed by the United States on items imported into the United States from China and any such measures could further adversely affect our ability to sell our products to existing or potential customers and harm our ability to compete internationally and grow our business. Any change in export or import regulations or legislation, shift or change in enforcement, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Additionally, under the applicable laws and regulations in China, arrangements and transactions among related parties may be subject to audit or challenge by the Chinese tax authorities. We would be subject to adverse tax consequences if the Chinese tax authorities were to determine that the transactions with or between our subsidiaries were not executed on an arm's-

length basis, and as a result the Chinese tax authorities could require that our Chinese subsidiaries adjust their taxable income upward for Chinese tax purposes. Such an adjustment could materially adversely affect us by increasing our tax expenses.
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
In September 2018, we entered into an amended and restated loan facility, or loan facility, with Pacific Western Bank, as lender. This loan facility imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of September 30, 2018, we had $16.1 million outstanding principal amount under the revolving loan facility.
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
Our loan facility also contains affirmative covenants, including a maximum capital expenditures covenant, determined in relation to our Adjusted EBITDA for the quarter, in the event our total cash reserves fall below a certain threshold. The facility contains events of default, including, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to other indebtedness, judgment defaults, bankruptcy and insolvency defaults and a change of control default.
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
Prior to our initial public offering in April 2018, there was no public market for our common stock. Since shares of our common stock were sold in our initial public offering in April 2018 at a price of $16.00 per share, our stock price has ranged from $21.82 to $43.63 through September 30, 2018. Securities of companies similar to ours experience significant price and volume fluctuations. The following factors, in addition to other risks described in this report, may have a significant effect on our common stock price:

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

The resale of 15.8 million shares of our common stock, or approximately 43% of our outstanding shares as of September 30, 2018, is prohibited or otherwise restricted as a result of market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters of our September 2018 public offering; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning November 6, 2018 in the case of certain directors that did not participate in the offering, and November 16, 2018, in the case of selling stockholders that participated in the offering. The holders of 13.6 million shares, or approximately 37.5% of our common stock, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, based on our shares outstanding as of September 30, 2018.
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
Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially own approximately 41.0% of our common stock, based on our shares outstanding as of September 30, 2018. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price and may prevent attempts by our stockholders to replace or remove our Board of Directors or management.
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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

•	permit the Board of Directors to issue up to 5 million shares of preferred stock, with any rights, preferences and privileges as they may designate;

•	provide that the authorized number of directors may be changed only by resolution of the Board of Directors;

•	provide that all vacancies on our Board of Directors may only be filled by our Board of Directors and not by stockholders;

•	divide the Board of Directors into three classes;

•	provide that a director may only be removed from the Board of Directors by the stockholders for cause;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent;

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Public Offerings of Common Stock
On April 30, 2018, we closed our initial public offering, or IPO, in which we sold 6.9 million shares of common stock at a price to the public of $16.00 per share, including shares sold in connection with the exercise in full of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224055), which was declared effective by the SEC on April 25,

2018. We raised approximately $100.2 million in net proceeds after deducting underwriting discounts and commissions of $7.7 million and estimated offering expenses of $2.4 million. No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus dated April 25, 2018, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933. We invested the funds received in accordance with our board approved investment policy, which provides for investments in short-term, investment grade, interest-bearing securities, such as direct or guaranteed obligations of the U.S. government. The lead book-running managers of our IPO were Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference			Filed Herewith
	Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-Q	May 25, 2018	3.1
3.2	Amended and Restated Bylaws	10-Q	May 25, 2018	3.2
4.1	Specimen Common Stock Certificate of the registrant	S-1/A	April 16, 2018	4.1
4.2	Amended and Restated Investors' Rights Agreement, dated April 28, 2017, by and among the registrant and the parties named therein	S-1	March 30, 2018	4.2
10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated July 18, 2018, by and between the registrant and Pacific Western Bank	10-Q	August 10, 2018	10.1
10.2	Second Amended and Restated Loan and Security Agreement, September 24, 2018, by and between the registrant and Pacific Western Bank	8-K	September 27, 2018	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

NLIGHT, INC.

Date: November 8, 2018	By:	/s/ SCOTT KEENEY
Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ RAN BAREKET
Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)