Form 10-K
period 2018-12-31
NLIGHT, INC.
filed 2019-03-15
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________
FORM 10-K
________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(Address of principal executive office, including zip code)
(360) 566-4460
(Registrant’s telephone number, including area code)
Title of Each Class		Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share		The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter (June 30, 2018), as reported on The NASDAQ Global Select Market, was approximately $577.3 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 8, 2019, the Registrant had 36,748,860 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This report, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain information incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: "ability," "anticipate," "attempt," "believe," "can be," "continue," "contemplate," "could," "depend," "enable," "estimate," "expect," "extend," "grow," "if," "intend," "likely," "may," "objective," "ongoing," "plan," "possible," "potential," "predict," "project," "propose," "rely," "should," "target," "will," "would" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements in this report include, but are not limited to, statements about:

•	the size of our market opportunity;

•	our ability to compete effectively against other providers of similar products and services, as well as competing technologies;

•	applications and processes that will use lasers, including the suitability of our products;

•	our ability to develop new technology, designs and applications for our lasers;

•
the reduction in cost per brilliant watt and increase in power of semiconductor lasers going forward; the implementation of our business model and strategic plans, including estimates regarding future sales, revenues, expenses, capital requirements and stock performance;

•	our future financial performance;

•	fluctuations in our quarterly results of operations and other operating measures, particularly as a result of seasonality;

•	the regulatory regime for our products and services, domestically and internationally;

•	the adoption of our products or lasers generally and the growth of the laser market broadly and within specific industries;

•	our utilization of vertical integration;

•	our ability to adequately protect our intellectual property rights;

•	our ability to maintain and grow our relationships with our customers, including our foreign customers;

•	the effect on our business of litigation to which we are or may become a party;

•	our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	future macroeconomic conditions;

•	the sufficiency of our existing liquidity sources to meet our cash needs;

•	and our ability to sustain and manage growth in our business.

You should refer to the "Risk Factors" section of this report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, which although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS
Overview

We are a leading provider of high-power semiconductor and fiber lasers. Our lasers are changing not only the way things are made but also the things that can be made. We design, develop and manufacture the critical elements of our lasers, and we believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property. In 2018, we sold our products to over 350 customers worldwide in three primary markets: industrial, microfabrication, and aerospace and defense.

Our semiconductor lasers are the industry's most brilliant and serve as the core building block of all of our products. Our vertical integration enables us to incorporate our semiconductor lasers into our proprietary fiber lasers and also to sell our semiconductor lasers as standalone solutions. We offer differentiated high-power fiber lasers that provide our customers with significant advantages over legacy fiber lasers in the areas of programmability, serviceability and reliability. By engaging with our customers early in their system design cycle and utilizing our platform-based approach to product design, we are able to offer semiconductor and fiber laser solutions optimized to meet our customers' requirements.

Semiconductor and fiber lasers are displacing legacy lasers and non-laser energy sources across a wide range of applications in the industrial, microfabrication, and aerospace and defense markets. In the industrial market, high-power semiconductor and fiber lasers have enabled the creation of next-generation industrial systems to perform manufacturing processes such as cutting, welding and drilling, as well as advanced manufacturing techniques such as additive manufacturing. In the microfabrication market, many of the critical microscale features incorporated into products in the automotive, electronics, medical, semiconductor and other markets are made commercially viable by the precise power delivery of lasers. In the aerospace and defense market, high-power semiconductor and fiber lasers are currently used across a wide range of mission critical applications, such as defending aircraft against missiles, and are enabling next-generation defense systems.

The growth of the high-power fiber laser market has been driven by a significant reduction in cost per brilliant watt and a substantial increase in the power output of semiconductor lasers, at a rate that we believe is similar to Moore's Law for integrated circuits. Our global customers include Cincinnati Inc., DMG Mori, Han's Laser Technology Group Co. Ltd. and Suzhou Quick Laser Technology Co. in industrial, MKS Instruments and Samsung in microfabrication, and BAE and Raytheon in aerospace and defense.

We generated revenues of $191.4 million, $138.6 million and $101.3 million in 2018, 2017 and 2016, respectively. We had net income (loss) of $13.9 million, $1.8 million and $(14.2) million in 2018, 2017 and 2016, respectively. As of December 31, 2018, we had approximately 1,130 full-time employees worldwide. Our vertically integrated operations include a semiconductor laser manufacturing facility at our Vancouver, Washington headquarters, an optical fiber manufacturing facility in Lohja, Finland, and a laser packaging and assembly facilities in Vancouver, Washington, Hillsboro, Oregon and Shanghai, China. We were founded in 2000 and possess an intellectual property portfolio that included over 460 issued or pending patents as of December 31, 2018.

Industry Overview

Legacy Lasers

A laser converts electrical energy into optical energy, or light, that can be concentrated and shaped to create a powerful beam that can cut, manipulate, melt and vaporize materials. The two main parts of a laser are an energy source and a gain medium. Gas and crystal lasers, named for the materials used as the gain medium, were the initial types of lasers used in industrial applications. While gas and crystal lasers are an improvement over mechanical and other non-laser techniques for material processing, they have various deficiencies, which may include lower reliability, the need for costly cooling and more frequent maintenance, less desirable beam quality, energy inefficiency, and lack of programmability and serviceability.

Fiber Lasers

In a fiber laser, the gain medium is an optical fiber infused with rare earth elements, and the energy source is one or more semiconductor lasers. The term "semiconductor laser" can describe an individual semiconductor laser chip or a product that combines an array of such chips into a more powerful device, which is typically the approach used to build a fiber laser. Semiconductor lasers vary based upon the material used as the gain medium, the spectrum of light generated, the beam shape, the power yielded, the brilliance, as well as other characteristics. Substantial improvements in the power, brilliance, cost, reliability and efficiency of semiconductor lasers have been foundational to the improved performance and cost competitiveness of fiber lasers.

Power and brilliance are critical measures of laser performance. Both laser power and laser brilliance can vary dramatically. For example, a single semiconductor laser chip used in a handheld laser pointer generates a fraction of a watt of power, whereas high-power semiconductor laser chips used in a high-power fiber laser can generate as much as 20 watts of power per chip. The output power of a high-power fiber laser, using an array of high-power semiconductor lasers amplified via specialty fiber, can be thousands of watts, or kilowatts. Laser brilliance is a measure of how much power a laser generates over a given emission area and the rate of divergence of its beam. Therefore, two lasers emitting the same power but with different emission areas or beam divergences will have different levels of brilliance. Semiconductor laser brilliance is critical for scaling power in fiber lasers, as high-power fiber lasers require efficient aggregation of the output power of many semiconductor lasers into a single fiber.

Over the past few decades, the cost per brilliant watt produced by semiconductor lasers has fallen dramatically as a result of improved laser design and production techniques and increased production volumes. This has led to the rapid adoption of fiber lasers in a variety of markets. We believe a parallel can be drawn to the proliferation of integrated circuits as their processing power increased while the cost per transistor fell. This advancement is defined as Moore's Law, which is an observation that the number of transistors in an integrated circuit doubles approximately every two years.

Fiber lasers address many of the disadvantages of legacy gas and crystal lasers. Improvements in performance and cost of production over the last decade have fueled a dramatic expansion in the use of fiber lasers in a number of markets.

Advantages of fiber lasers over legacy gas and crystal lasers include:

•
Superior beam quality.  Fiber lasers can generate higher power, more precise and more stable output beams. This enables simpler and lower-cost beam delivery optics, higher performance for the laser process and better overall system reliability.

•
Superior flexibility.  The simplicity of the architecture of a fiber laser enables an end user to optimize the laser to the precise needs of a given application by adjusting beam power, frequency and shape.

•
Lower total cost of ownership.  Fiber lasers tend to be more durable, reliable, energy efficient, stable and tolerant of longer operating cycles than legacy lasers. Fiber lasers are generally less costly to operate and repair than legacy lasers, and require less regular maintenance. These characteristics can result in a lower total cost of fiber lasers relative to legacy lasers over their operating lifetimes.

•
Smaller size and easier operability.  Fiber lasers generally are smaller than legacy lasers and can be located remotely from the workpiece by virtue of a convenient beam delivery fiber, potentially simplifying the tool and facility requirements. Locating the laser system away from the workpiece alleviates factory floor congestion. Moreover, the flexibility and small size of the beam delivery fiber is more adaptable to the physical attributes of the surface being processed and can often reach areas of a surface that legacy systems cannot. Fiber lasers are also easier to operate, with fewer parts and a reduced need for physical adjustments by operators.

Our Advancements in High-Power Fiber Lasers

We believe our high-power fiber lasers offer significant advancements over legacy fiber lasers in terms of programmability, serviceability and reliability. These advantages are a function of our vertically integrated business model, proprietary semiconductor laser technology, unique high-power fiber laser architectures and advanced in-house manufacturing methods.

Programmability

We believe the programmability of our lasers is a distinctive feature that makes them well-suited for use with versatile, multi-function machine tools in a wide range of applications. The programmability of our lasers improves the materials processing speed and quality provided by the systems into which they are incorporated. Moreover, the programmability of our lasers enables our OEM customers to develop machine tools that can be utilized across multiple applications, thereby allowing end users to replace multiple tools inside a factory with a single, more flexible tool. Our Corona fiber lasers incorporate proprietary all-fiber technology that allows our customers to program the output beam spot size and shape, while retaining the full operating power of the fiber laser, without the complexity, cost, or performance trade-offs that accompany other beam shaping methods. All our fiber lasers incorporate proprietary control hardware and software that provide end users with significant flexibility to optimize not only output power but also the optical waveform (temporal beam shape). These advantages allow our customers to program our laser via a simple interface that modifies different beam variables during its use in a production cycle to improve the throughput and quality of the processed parts.

Serviceability

Our fiber lasers are designed to be serviced quickly on site and by our customers. Most service activities can be completed without shipping the laser back to a repair depot and often without the need for our direct involvement. In contrast, end users operating machine tools built with legacy fiber lasers that require the machine tool manufacturer to coordinate the service activity with the laser provider can experience longer disruptions in their operations when the lasers need servicing. With legacy lasers and competing fiber lasers, a service activity necessitating the removal of the laser from the machine tool on the production floor and its transportation to a remote service depot for service and repair can lead to longer operational downtime. The architecture of our fiber lasers enables them to be serviced on site, generally in less than two hours, often eliminating the need for the end customers to have spare lasers in reserve. As a result, end users benefit from significantly higher production uptime, and our customers benefit by the ability to manage the end-user experience without having to rely upon a laser manufacturer representative for ongoing service.

Reliability

Our fiber lasers incorporate advanced components and proprietary designs that protect our lasers from operating conditions that can cause failures in legacy fiber lasers, thereby improving uptime and lowering total operating cost. Many manufacturing environments are hot, humid, dirty and crowded, characteristics that challenge older generations of fiber lasers which need external air conditioning to operate. For instance, even in extremely humid environments, our high-power fiber lasers do not require air conditioning, instead relying on a simple and inexpensive dry air purge to prevent condensation and inoperability. Historically, a failure mode for fiber lasers has been back reflection from reflective materials. Our fiber lasers incorporate proprietary back reflection suppression technology, improving their ability to process highly reflective materials used for next-generation automotive batteries, automotive parts, appliances and many other applications. Our fiber lasers are industry leaders in power stability. We consider the power stability of our fiber lasers to be a particularly important differentiator for advanced and emerging applications, such as additive manufacturing, and in the development of versatile multifunctional machine tools.

Our Market Opportunity

Industrial

The productivity, efficiency and versatility offered by high-power fiber lasers have been critical in making them a key part of the evolution of the industrial ecosystem. Material processing applications, the largest of which is cutting, and others such as welding, cladding, heat treating and additive manufacturing comprise the majority of the industrial laser market. High-power fiber lasers are rapidly replacing gas and other legacy lasers for cutting, due to their significantly faster speed, higher quality and lower cost when used across a wide range of metals. High-power fiber lasers also continue to take market share from non-laser cutting techniques, and are expanding into other applications such as cutting metal tubes and other three-dimensional parts.

The factors driving the utilization of high-power fiber lasers in metal welding applications, including increased speed, quality and cost, are similar to those that have fueled their adoption for metal cutting. Fiber laser welding can be done faster, with deeper penetration, less distortion and lower heat input than traditional methods like arc welding. These advantages have fueled adoption of high-power fiber lasers across the automotive industry where system productivity and versatility are critical. Other metal fabrication industries, such as aerospace, energy and light manufacturing, are also embracing the unique capabilities offered by high-power fiber lasers for welding applications as they seek improved production efficiencies and higher levels of industrial automation.

In addition to improving traditional manufacturing processes, fiber lasers are also enabling new applications such as metal additive manufacturing. High-power fiber lasers provide the precise power needed to fuse metal powders into intricate three-dimensional metal structures. Advancements in laser technology are also enabling manufacturers to produce ever-larger parts with more complex geometries at faster speeds and lower costs.

Microfabrication

Microfabrication refers to the process of creating three-dimensional microscale structures, typically by ablating, annealing, etching and drilling. Many of the microscale features incorporated into products in the automotive, electronics, medical, semiconductor and other markets are made commercially viable by the precise power delivery of lasers. Preferences for brighter, more vibrant displays in mobile phones, tablets and televisions, and the desire for thinner products with improved battery life and energy efficiency are placing greater importance on the need for components that are smaller, more robust and less expensive, which we believe will drive demand for lasers.

Aerospace and Defense

Lasers are used today in a variety of aerospace and defense applications, such as range finding, imaging and directed energy defense systems. Directed energy defense systems utilize concentrated electrical or optical energy rather than chemical or kinetic force as a means to incapacitate, damage, disable or destroy. Compared to conventional weapons, directed energy weapons using high-power fiber lasers offer ultra-precise targeting, low cost per use and a nearly unlimited magazine. Over the past decade, directed energy technologies have improved steadily, culminating in a series of successful demonstrations of significantly higher power, multi-kilowatt systems. Systems using high-power fiber lasers have shown the highest degree of operational viability.

Our Competitive Strengths

We believe the following strengths will allow us to maintain and extend our leadership position:

Innovative semiconductor laser technology.    We design and manufacture the industry's most brilliant semiconductor lasers. Our semiconductor lasers serve as the core building block of all of our solutions, and are incorporated into our fiber lasers. Our proprietary semiconductor laser architecture, from semiconductor laser chip through packaging, is designed to deliver high-performance, high-power and reliable solutions that can be optimized to end-user needs. We intend to continue to aggressively invest in the development of semiconductor laser technology to meet the evolving needs of our customers.

Differentiated high-power fiber laser technology.    Our high-power fiber lasers provide distinct advantages over other fiber lasers and legacy lasers. Our fiber lasers are programmable, serviceable and reliable. Our fiber lasers are programmable using a proprietary solution that allows our customers to program laser beam strength, size, shape, and real-time pulse timing to optimize the performance of their solution for specific applications. This programmability, along with the wide operating range of our lasers, enables our OEM customers to develop machine tools that can be utilized across multiple applications, thereby allowing end users to replace multiple tools inside a factory with a single, more flexible tool. We have designed our high-power fiber lasers to allow for expeditious and easy in-field serviceability. Intelligent sensors embedded in our fiber lasers provide our end users with real-time diagnostics and feedback. Our fiber lasers have been designed to operate dependably and stably in a wide range of harsh environments. Additionally, we have designed proprietary back reflection suppression technologies into our high-power fiber lasers, which allows for greater uptime.

Customizable high-power semiconductor and fiber laser solutions based on a scalable platform.    We offer a scalable platform that is enabled by our extensive library of proprietary semiconductor and fiber laser designs, packaging options and specialty optical fibers. While we sell standard products for many applications, we primarily target higher value, high-volume opportunities that require deep collaboration, solution customization and deep integration into our OEM customers' systems. As a result of our platform-based approach, we are able to quickly and simply configure solutions that are optimized to the particular requirements of our OEM customers. Our lasers are designed into systems with stringent specifications for quality, performance and reliability, and our lasers are often mission critical in these applications.

Vertically integrated business model.    We design, develop and manufacture the critical elements of our high-power semiconductor and fiber lasers, including semiconductor laser chips and optical fiber. Our control and execution of nearly all steps of the manufacturing process allow us to optimize product quality, protect our intellectual property, effectively manage costs and minimize queue time between each process step. We believe that being vertically integrated also enables us to sell at the level of integration our customers desire, at highly competitive price points and at attractive profit margins.

Strong relationships with our diverse customer base.    We partner with our customers in the early stages of their system design cycle and collaborate with them to develop high-power semiconductor and fiber laser solutions that meet their specific requirements. We believe our partnership-based approach creates a competitive advantage for us, as it has enabled us to create long-term relationships with our customers, many of which span over a decade. We sold our products to over 350 customers worldwide in 2018 and have shipped thousands of high-power fiber lasers. In addition, our U.S. based engineering team and manufacturing facilities enable us to partner with U.S. aerospace and defense customers, as domestic operations are often critical in order to serve as a strategic supplier.

Proven engineering and executive team.    The universe of experienced engineers who can design and manufacture high-power semiconductor and fiber lasers is limited. We believe our team members include many of the world's foremost experts in the areas of semiconductor and fiber laser design and manufacturing, and have been involved in pioneering semiconductor laser design, including work at Bell Labs, Nortel Networks Corporation, SDL, Inc., Xerox PARC and other leading innovators prior to joining us. Complementing the depth of our technical staff is the breadth and experience of our senior management team. Members of our management team have honed their ability to lead technology-driven organizations in competitive industries through their previous experience at industry-leading companies such as Agilent Technologies, Inc., Avago Technologies, Coherent, Inc., JDS Uniphase Corporation, McKinsey & Company and Orbotech Ltd.

Our Strategy

Our objective is to be the leading provider of high-power semiconductor and fiber lasers to the industrial, microfabrication, and aerospace and defense markets and, in the future, to leverage our core competencies to expand into other markets with similar performance requirements. The key elements of our strategy are:

Increase sales.    We intend to leverage our leading position in high-power semiconductor and fiber lasers and our global footprint in key geographies to increase our sales. Continued displacement of legacy lasers and non-laser energy sources by high-power semiconductor and fiber lasers in a wide range of applications should enable us to increase sales from existing customers and to generate sales from new customers. We believe the quality and performance of our lasers and our innovative approach of tailoring our platform-based high-power semiconductor and fiber laser solutions to the specific needs of our customers will allow us to grow our market share.

Enable new applications.    Our innovations are making our semiconductor and fiber lasers more powerful, programmable, reliable and affordable, which is driving their adoption in existing applications as well as enabling new ones that were not previously commercially viable. For instance, the power, precision and programmability of our lasers are enabling a new class of additive manufacturing tools in the industrial market and are supporting commercialization of next-generation directed energy defense systems in the aerospace and defense market. We expect the continued improvement in the features, performance and total cost of ownership of our lasers will drive their adoption in an expanding array of applications and end markets.

Further reduce costs of our high-power semiconductor and fiber lasers.    We have a track record of reducing the cost of our high-power semiconductor and fiber lasers. We anticipate continuing to reduce the cost of our products by developing new semiconductor laser chips, semiconductor laser and fiber laser architectures, introducing new packaging technologies and increasing the use of automation in our manufacturing and packaging facilities.

Products

We design and manufacture a range of high-power semiconductor and fiber lasers. Our products are typically integrated into laser systems or manufacturing tools built by our customers.

Semiconductor Lasers

Our semiconductor lasers serve as the core building block of our products and are deeply integrated with our OEM customers' systems used in applications in the industrial, microfabrication, and aerospace and defense markets. We sell high-power semiconductor lasers with a broad range of power levels, wavelengths and output fiber sizes. Our semiconductor lasers offer the industry's highest brilliance, and we believe are among the industry's most reliable.

Fiber Lasers

We offer programmable, serviceable and reliable high-power fiber lasers primarily for use in industrial, microfabrication, and aerospace and defense applications. Our fiber lasers enable fast, high-quality and efficient processing of materials. The programmability and wide operating range of our fiber lasers makes them easy for our customers to use and expands their applicability. For example, in some cases, a single Corona fiber laser with the ability to program the size and shape of its output beam can take the place of several less-flexible lasers. We have also designed our fiber lasers to enable a tool integrator or end user to perform common field service activities on-site, which results in higher machine uptime, lower cost of ownership and an improved customer experience.

Summary of Key Products

The table below summarizes our products and associated applications and features.

Product Area	Product Description	Representative Applications	Representative Specifications and Features
Semiconductors Lasers	Semiconductor lasers and packages used for fiber laser pumping. solid-state laser pumping and direct material processing	Marking Plastic welding Medical Electronics packaging Display production Aerospace and defense	Output power (15W - 400W) Wavelengths (793 nm to 1550nm) VBG wavelength stabilized Fiber core sizes (105um - 400 um)
Fiber Lasers	High-power fiber lasers typically integrated into OEM systems	Metal cutting Metal welding Additive manufacturing Electronics packaging Electric vehicle battery production Directed energy

Scalable output power
(500W- 12kW)

All-fiber programmable beam shape and size

Advanced waveform generation

Modulation up to 100kHz

High reliability and stability

Minimal infrastructure requirements

Back reflection protection

Field serviceable by OEM

     From time to time, we develop products to address specific applications for select customers that require custom integration of our semiconductor laser chip and advanced optical assemblies. By their nature, these are typically sole-source designs with long product cycles. We also sell active and passive specialty optical fiber to select customers.

Technology

We believe we have developed strong, defensible technologies essential to the design and manufacture of semiconductor laser chips, fiber-coupled semiconductor laser packages, optical fiber and fiber lasers.

The Importance of Laser Brilliance

Laser brilliance can be thought of as the measure of how efficiently photons are integrated to scale power in semiconductor lasers and fiber lasers. A brilliant laser is one that emits a high level of power relative to the surface area and rate of divergence of its beam, and by increasing the brilliance of a laser we are able to increase its power scaling capability efficiently and cost effectively. Increasing power by increasing brilliance is more challenging than simply increasing the emitting surface area of the laser due to high optical power densities. Our lasers can endure extraordinary optical power densities because of our proprietary passivation technique applied to the emitting facet of the laser chip, operating reliably for extended operating cycles and with long operating lifetimes.

Semiconductor Laser Chips

The core building block of our technology is a compound semiconductor laser chip manufactured from a gallium arsenide wafer. We have developed advanced metal-organic chemical vapor deposition processes that yield high-quality semiconductor material with low-defect density and high uniformity. We believe that our semiconductor laser chips offer industry-leading brilliance as a result of proprietary and trade-secret protected semiconductor laser chip design, laser cavity design and facet passivation.

Semiconductor Lasers

We patented our multiplexed single-chip architecture for high-power semiconductor laser packaging. Our experience with multiplexed single-chip architecture gives us a performance advantage in multiple critical categories, including power, brilliance, efficiency and reliability. Our extensive experience in optical alignment and package design enables us to overcome many complex thermal and beam stability challenges to produce highly reliable semiconductor lasers.

Optical Fiber

Our active optical fibers are used as the gain medium in which lasing or amplification of light occurs in our fiber lasers. Our active fibers consist of an inner core that is doped with rare-earth ions and an outer core of un-doped glass for guiding the power delivered from our semiconductor lasers.

We utilize a proprietary and patented process for making our fibers, which we call Direct Nanoparticle Deposition, or DND. We have been developing and improving our DND technology for more than a decade. Our DND process enables simultaneous, single-step deposition of all elements in the active fiber and provides high compositional uniformity and independent control of refractive-index and doping profiles. Our DND technology enables high doping concentration, which allows for higher power and efficiency and shorter fiber length.

Our passive optical fibers route and deliver the optical energy generated in our semiconductor lasers and fiber lasers. Our passive fibers are designed to match the optical guiding properties of our rare earth-doped fibers, enabling compatibility with and low-loss splicing of our active fiber within our fiber lasers.

Fiber Lasers

Our fiber lasers use an active fiber that is doped with a rare-earth element to amplify the light from multiple semiconductor laser chips into a much higher brilliance laser beam. The power available from our fiber lasers has increased significantly due to the increase in power of our semiconductor laser chips and advances in our multi-chip semiconductor laser architecture, our DND active fibers and our proprietary fiber laser architectures. We scale power by both combining the outputs of multiple fiber lasers and by increasing the output power of our individual fiber laser.

Our fiber lasers offer many features, including all-fiber programmable beam sizes and shapes, programmable waveforms, high-speed waveform modulation capabilities, hardware back-reflection suppression, operability in harsh environments, quick and easy serviceability and industry-leading power stability. The resulting performance and quality provide significant advantages over alternative laser and non-laser solutions for existing applications, and support the commercial feasibility of an increasing number of new applications. We intend to continue to aggressively advance our fiber laser, semiconductor laser and active fiber technologies to further improve our performance, programmability, serviceability and reliability advantages.

Research and Development

Our research and development team is comprised of experts in semiconductor physics, chemistry, material science, electrical engineering, optical engineering, and mechanical engineering. Our research and development activities include innovation of existing products that enhance performance at reduced cost, and the design of new products that address select market opportunities. While we seek to improve our products on all operating characteristics, we believe we lead the market in terms of semiconductor laser chip brilliance. We work closely with customers to develop products to meet customer application and performance needs, making our research and development efforts more efficient. We also benefit from our vertically integrated business model, as we are able to conduct design cycles more rapidly through control of the full production process.

We intend to continue our commitment to research and development and to introduce new products, solutions and complementary products that would allow us to maintain and strengthen our competitive position.

Intellectual Property

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants that contribute to our material intellectual property.

As of December 31, 2018, we have 106 issued U.S. patents, 121 pending U.S. patents, 114 issued foreign patents, 60 pending foreign patents, 52 pending Patent Cooperation Treaty (PCT) patent applications, and 14 pending European Patent Office (EPO) patent applications covering elements of semiconductor and fiber laser manufacturing and design, optical, fiber and circuit design and waveguide design and fabrication.  Our currently issued patents are set to expire from 2021 to 2037.

Sales and Marketing

We market and sell our products to global OEMs primarily through our direct sales force located in the United States, China, South Korea, Germany and Finland. To supplement our direct sales team, we have contracts in place with several independent sales representatives and distributors in Asia and Europe. We selected these independent representatives and distributors based on their ability to provide effective field sales, marketing communications and technical support for select products and markets in target geographies. Our sales and marketing efforts are conducted through an integrated process that involves our direct sales force, Field Applications Engineers, or FAEs, customer service representatives and our senior management team.

Our FAEs work closely with our sales and engineering teams to provide product development support to our OEM customers. Through close collaboration, our FAEs develop deep relationships with our OEM customers, providing us with unique insight into their product roadmaps and allowing us to identify business opportunities at an early stage. Our integrated sales and marketing strategy enables us to be highly responsive and successful in navigating each customer's unique and oftentimes complex design qualification process.

We maintain customer support and field service staff in our major markets in the United States, Europe, China, South Korea, and India. We work closely with customers to service equipment and train customers to use and repair our products and explore additional applications for our technologies. We plan to expand our support and field service footprint, particularly in locations where business volume requires local service capabilities.

We sell to and support over 350 customers worldwide. A few customers drive a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 56%, 61% and 60% of our revenues in 2018, 2017 and 2016, respectively. Suzhou Quick Laser Technology Co., Ltd accounted for 13%, 14% and 11% of our revenues for the years 2018, 2017 and 2016, respectively. In addition, Raytheon Company accounted for 10% of our revenues in 2016. No other customer accounted for 10% or more of our revenues in 2018, 2017 or 2016.

Competition

The industries in which we operate have significant price and technological competition. We compete not only with companies providing semiconductor and fiber lasers, but with companies offering conventional laser or non-laser solutions for the applications we target. Some of our competitors are larger and have substantially greater financial, research and development, managerial, sales, service and marketing resources and larger installed customer bases than we do.

We compete with companies that offer fiber lasers and other lasers such as BWT Beijing Ltd., Coherent, Inc., II-VI Incorporated, IPG Photonics Corporation, Lumentum Holdings Inc., Maxphotonics Co., Ltd., Raycus Fiber Laser Technologies Co. Ltd. and Trumpf GmbH + Co. KG. We also compete with widely used non-laser production methods, such as plasma cutting, water-jet cutting and resistance welding.

Manufacturing, Sources of Supply and Raw Materials

We manufacture, package and test the critical elements of our high-power semiconductor and fiber lasers, including semiconductor laser chips and optical fiber in-house. Our vertically integrated business model enables us to control and protect our proprietary technologies and process knowledge, and ensures our supply of critical components. Controlling and executing nearly all steps of the manufacturing process provides us several advantages, including:

•	protection of our intellectual property;

•	ability to maintain high product quality;

•	accelerated production cycles, improving our delivery times and responsiveness to customer requests;

•	ability to rapidly integrate improvements into our manufacturing process; and

•	efficient management of production costs.

We outsource components and materials when we feel that a specific component, by itself, does not provide a sufficient competitive advantage to warrant investment in the capital and human resources necessary for its manufacture. We work with our suppliers in these situations to ensure consistent quality and delivery performance. In many cases, components are custom manufactured for us based on our proprietary specifications.

We manufacture our products in facilities in Vancouver, Washington, Hillsboro, Oregon, Lohja, Finland and Shanghai, China. We manufacture certain electrical-optical components in our Vancouver, Washington, Shanghai, China and Hillsboro, Oregon facilities. We maintain our fiber operations and manufacture fiber in Finland, where we are fully vertically integrated.

We purchase raw materials used to manufacture our products and other components, such as semiconductor wafer substrates, fiber laser chip packages, optics and other materials, from single or limited-source suppliers. We typically purchase our materials through purchase orders or agreed-upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. To mitigate raw material supply risks, we take a variety of actions such as second source qualification, accumulation of safety stock and vendor surveillance.

We believe our existing manufacturing facilities are adequate to meet current anticipated demand. If additional capacity is needed, we believe that such capacity will be available on commercially reasonable terms.

Backlog

Backlog consists of purchase orders for products that we expect to ship within the next twelve months. We had backlog of $38.0 million and $44.6 million as of December 31, 2018 and December 31, 2017, respectively. Our backlog is not necessarily indicative of revenues for any specific future period due to possible order cancellations or deferrals, and shipping or acceptance delays.

Quality Assurance

Our products are mission critical to our customers, and the superior performance and reliability of our lasers is crucial to our competitive strategy. To ensure our products perform to the high standards that we and our customers demand, we have established rigorous quality assurance protocols that are compliant with state-of-the-art industry standards. Our Vancouver, Washington, Hillsboro, Oregon, Lohja, Finland, and Shanghai, China facilities are ISO 9001:2015 registered. Our team has the expertise in quality control, manufacturing and process engineering necessary to produce highly reliable products that consistently meet customer expectations.

Regulation

We are subject to significant regulation by local, state, federal and international laws in all jurisdictions in which we operate. Compliance to these requirements can be costly and time consuming. We believe that our operations, products, services and actions substantially comply with applicable regulations in all jurisdictions. However, the risk of non-compliance cannot be eliminated and therefore there is no assurance that future costs related to these regulations will not be incurred. There is also the possibility that regulations will be retroactively applied, interpreted or applied differently to our operations, products, services and actions which will require significant time and resources.

Lasers sold in the United States are classified as Laser Products under the applicable rules and regulations of the Center for Devices and Radiological Health, or CDRH, of the U.S. Food and Drug Administration. CDRH regulations require a self-certification procedure pursuant to which a manufacturer must submit a filing to the CDRH with respect to each product incorporating a laser device, make periodic reports of sales and purchases and comply with product labeling standards, product safety and design features and informational requirements. Outside of the United States, most countries reference the International IEC60825-1 standard in their regulations, and our products are classified as Class 4. Our products are registered with the CDRH, but it is the responsibility of our customers to certify their product to CDRH and IEC60825 requirements.

Environmental

Our products contain hazardous substances that are subject to various federal, state, local and international laws governing environmental health and safety, including those relating to the purchase, transportation, storage, use, disposal, land-usage and human exposure. We believe that our operations are in compliance in all material respects with all applicable environmental laws and regulations, including reporting requirements. In addition, we have put in place a wide range of safety training and internal controls regarding the handling of such hazardous substances.

Occupational Health and Safety

All of our operations are also subject to regulation by local, state, federal and international worker health and safety laws in all jurisdictions in which we operate. For instance, in the United States, we are required to comply with the Occupational Safety and Health Administration regulations and the applicable, more stringent Oregon and Washington requirements. Typical safety hazards are in the areas of laser, electrical and hazardous materials, whereas health hazards tend to be related to hazardous materials and ergonomics. We have designed controls and engage in continual improvement programs in order to better address these risks.

Export

Certain products of ours are subject to the Export Administration Regulations, administered by the Department of Commerce, Bureau of Industry Security, which require that we obtain an export license before we can export products or technology to specified countries. Additionally, some of our products are subject to International Traffic in Arms Regulations, a United States regulatory regime to restrict and control the export of defense and military related technologies to safeguard U.S. national security and further U.S. foreign policy objectives. Other products of ours are controlled by similar laws in other jurisdictions. We maintain an export compliance program staffed by dedicated personnel under which we screen export transactions against current lists of restricted exports, destinations and end users with the objective of carefully managing export-related decisions and transactions and shipping logistics and ensuring compliance with these rules. We believe we have obtained all export licenses required for our shipments subject to these regulations.

Employees

As of December 31, 2018 we had a total of 1,130 full-time employees worldwide. Of our total full-time employees at our facilities, approximately 570 were in the United States, 500 were in China and 60 were in the rest of the world. In Finland, certain employees belong to labor unions for their specialty. There are no labor unions to which our employees belong in any other location. We have not experienced any work stoppages at any of our facilities. We consider our relationship with our employees to be good.

Corporate Information

        We were incorporated under the name nLight Corporation in Washington in June 2000. We reincorporated in Delaware under the name nLight Photonics Corporation in August 2000 and changed our name to nLIGHT, Inc. in January 2016. Our principal executive office is located at 5408 Northeast 88th Street, Building E, Vancouver, Washington 98665. Our telephone number is (360) 566-4460. Our website address is www.nlight.net.

Where You Can Find Additional Information

We make available free of charge through our investor relations website, http://investors.nlight.net/IR, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section captioned  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

Our results of operations may vary based on the impact of changes in the industries we serve or in the global economy. A large portion of our revenue growth of our business substantially depends on demand for our products in the industrial and microfabrication markets. For our products sold to the industrial market, we believe demand is largely based on general economic conditions, primarily in China and North America. Adverse changes in the global economy have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, trade restrictions or impositions of new tariffs, wavering confidence, unemployment, declines in stock markets, contraction of credit availability or other factors affecting economic conditions generally. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets.

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
Although we have been profitable in the years ended December 31, 2017 and 2018, we have incurred net losses each year since our inception in 2000 through 2016, and only first became profitable in 2017. We had net income (loss) of $13.9 million, $1.8 million and $(14.2) million for the years ended December 31, 2018, 2017 and 2016, respectively. We had an accumulated deficit of $104.7 million as of December 31, 2018.
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
Approximately 63% of our revenues were to customers outside of North America for the year ended December 31, 2018. We anticipate that foreign revenues, particularly revenues from Asia, will continue to account for a significant portion of our revenues in the foreseeable future. Our products are sold in over 30 countries. Our principal markets outside of North America include China, Japan, South Korea, India, and other Asian countries, Germany and other European countries. Our primary offices outside of the United States are in Lohja, Finland, Shanghai, China and Seoul, South Korea. We have substantial tangible assets outside of the United States, particularly in China and Finland.
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

Our business operations in China and our sales to Chinese customers are critical to our success. As of December 31, 2018, we had approximately 500 employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly and sales operations. Moreover, for the year ended December 31, 2018, approximately 37% of our revenues were derived from China. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and have proposed to impose a number of additional tariffs. These or other events may lead to a significant reduction in demand for our products, which could materially adversely affect our results of operations.

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
The United States Government has recently imposed new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by imposing new or higher tariffs on specified products imported from the United States. On September 17, 2018, the Office of the United States Trade Representative finalized List 3 under Section 301 of the Trade Act of 1974 resulting in the imposition of an additional 10% tariff on specified products from China. In response, China has imposed additional tariffs on a number of U.S. goods. Based on our analysis of the tariff changes, we expect that the new tariffs will have a direct impact on our operations and financial results, as we maintain a significant portion of our operations, sales, and manufacturing in China. While there is uncertainty as to the duration of the tariffs or potential future increases, and we are actively taking remedial actions to minimize the financial impact, the additional tariffs may materially increase the cost of our raw materials and finished goods, and may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products. Proposed tariffs may cause the depreciation of the RMB currency and a contraction of certain industries that will likely be affected by the proposed tariffs, including the industrial fiber laser market. As such, there may be potential decrease in the spending powers of our Chinese customers which may lead to fewer business opportunities and our operation may be negatively impacted. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic uncertainty and potentially have a negative impact on our business and we cannot provide any assurances as to whether such actions will occur or the form that they may take.
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
We rely on a few customers for a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 56%, 61% and 60% of our revenues during the years ended December 31, 2018, 2017 and 2016, respectively. Suzhou Quick Laser Technology Co., Ltd accounted for 13%, 14% and 11% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, Raytheon Company accounted for 10% of our revenues in 2016. We generally do not enter into long-term purchase agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations. We believe that fluctuations in quarterly results may cause the market price of our common stock to increase or decrease, perhaps substantially. In addition, we experience seasonality in our results of operations typically impacted by lower demand from our Chinese customers during Chinese New Year. Factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

•	the increase, decrease, cancellation or rescheduling of significant customer orders;

•	declines in selling prices for our products;

•	delays in our product-shipment timing, customer or end-user sales or deployment cycles, or work performed under development contracts;

•	seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;

•	the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;

•	timing variability in product introductions, enhancements, services and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;

•	our ability to obtain export licenses for our products on a timely basis or at all;

•	changes in tariffs imposed by U.S. and foreign governments;

•	the rate at which our present and future customers and end users adopt our technologies;

•	the gain or loss of a key customer;

•	product or customer mix;

•	competitive pricing pressures and new market entrants;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	our ability to manage our inventory levels and any write-downs for excess or obsolete inventory;

•	our ability to collect outstanding accounts receivable balances;

•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;

•	impairment of values for goodwill, intangibles and other long-lived assets;

•	different capital expenditure and budget cycles for our customers, which affect the timing of their spending;

•	foreign currency fluctuations; and

•	changes in jurisdictional income mix and tax rules and regulations in countries where we operate;

•	economic and market conditions in a particular geography or country;
A substantial portion of our operating expenses are fixed for the short-term, and as a result, fluctuations in revenues or unanticipated expenses can have a material and immediate impact on our profitability. In addition, we often recognize a substantial portion of our revenues in the last month of each fiscal quarter. Our expenses for any given quarter are typically based on expected revenues, and if revenues are below expectations in any given quarter, the adverse impact of the shortfall on our results of operations may be magnified by our inability to adjust spending quickly enough to compensate for the shortfall. We also base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products. Accordingly, variations in timing of sales, particularly for our higher priced, higher margin products, can cause significant fluctuations in quarterly results of operations.
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
The markets for our products are characterized by rapid technological change, frequent product introductions, substantial capital investment, volatility of product supply and demand, changing customer requirements and evolving industry standards. Our future performance will depend in part on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. We expect that new technologies will emerge as competition and our customers' need for higher and more cost-effective tools increase. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release, or if there is any delay in development or introduction of our new products or enhancements of our products, our business, financial condition, results of operations and growth prospects would be materially adversely affected. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	expense reduction measures we have implemented, and others we may implement, to conserve our cash and attempt to sustain profitability;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	changing market or competitive product requirements.
The development of new, technologically advanced products is a complex and uncertain process that requires the accurate prediction of technological and market trends, as well as the investment of significant research and development expenses. Further, we typically invest substantial resources in advance of material sales of our products to our customers. Our research and development costs were $21.1 million for the year ended December 31, 2018. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
For the year ended December 31, 2018, we derived approximately 18% of our revenues from customers in the aerospace and defense industry. From time to time, we have experienced declining aerospace and defense-related revenues. The aerospace and defense market is largely dependent upon government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation.

As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities. Future spending levels are subject to a wide range of outcomes, depending on Congressional action, all of which are beyond our control. Moreover, no assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. For the year ended December 31, 2018, our revenues outside North America represented approximately 63% of our revenues. We incur currency transaction risk whenever one or more of our operating subsidiaries enter into a transaction using currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of revenues and expenses of foreign subsidiaries are translated to U.S. dollars. We do not actively hedge our foreign currency exposure and we cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which could decrease demand for our products in such markets. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.
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
Our products could contain defects, which may reduce sales of those products, harm market acceptance of our high-performance laser products or result in claims against us.
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
Any future success is substantially dependent on the continued contributions of our executive officers, including Scott Keeney, our chairman of the board, president and chief executive officer. We are also dependent on key technologists, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business and reputation in the market. Our business requires engineering staff with experience in several disciplines, including semiconductor physics, chemistry, material science, electrical engineering, optical engineering, and mechanical engineering. We will need to continue to recruit and retain highly skilled engineers for certain functions.
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
The Tax Cuts and Jobs Act, or 2017 Tax Act, was recently enacted into law, bringing about extensive changes to the U.S. corporate tax system. The 2017 Tax Act includes changes that reduce U.S. corporate tax rates, change how U.S. multinational corporations, like us, are taxed on international earnings, repeal domestic manufacturing deduction, accelerate tax revenue recognition, allow capitalization of research and development expenditures, place additional limitations on executive compensation and limitations on the deductibility of interest. We continue to examine the impact the 2017 Tax Act may have on our business. Due to the large and expanding scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and the amount of taxes we pay and seriously harm our business.

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
In particular, in February 2016 the FASB issued ASU No. 2016‑02, Leases (Topic 842). ASU 2016‑02 requires a lessee to recognize a right of use asset and a lease liability for virtually all leases, other than leases that meet the definition of short‑term. The standard is effective for annual reporting periods beginning after December 15, 2019. We expect to implement the provisions of ASU 2016‑02 as of January 1, 2020. We are currently evaluating the impact of this ASU and cannot reasonably estimate the quantitative impact on the financial statements.
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
We have evaluated, and expect to continue evaluating, potential strategic transactions, and we may pursue one or more transactions, including acquisitions. We have limited experience executing acquisitions. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition.

We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.

Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.
In September 2018, we entered into an amended and restated loan facility, or loan facility, with Pacific Western Bank, as lender. This loan facility imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of December 31, 2018, we had no outstanding principal amount under the revolving loan facility.
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
If we experience a decline in cash flow due to any of the factors described in this "Risk Factors" section or otherwise, we could have difficulty paying interest due and principal amounts outstanding in the future, and meeting the financial covenants set forth in our loan facility. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under our loan facility, or if we fail to comply with the requirements of our indebtedness, we could default under our loan facility. Any default that is not cured or waived could result in the acceleration of the obligations under the loan facility, an increase in the applicable interest rate under the loan facility, and would permit our lender to exercise remedies with respect to all of the collateral that is securing the loan facility, which includes substantially all of our assets. Any such default could materially adversely affect our liquidity and financial condition.
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
As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $74.4 million and $11.6 million, respectively and federal and state research development credit carryforwards of $5.3 million and $22 thousand, respectively, which we may use to reduce future taxable income or offset income taxes due. The NOLs and credit carryforwards start expiring in 2023 and 2019, respectively. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo an ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards, which could materially adversely affect our cash flows.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile, and the value of your investment could decline significantly.
Technology stocks have historically experienced high levels of volatility. The trading price of our common has been and is likely to continue to be volatile. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
The holders of 8.9 million shares, or approximately 24.2% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, based on our shares outstanding as of December 31, 2018.
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
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own a significant percentage of our outstanding common stock. As a result, our executive officers, directors and principal stockholders, if acting together, may be able to significantly influence, in their capacity as stockholders, matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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
Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. On December 19, 2018, the Delaware Court of Chancery issued a decision in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding that such provisions such as the federal forum provision are not valid under Delaware law. In light of this decision of the Delaware Court of Chancery, we do not intend to enforce the federal forum provision in our amended and restated bylaws unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of such provisions. To the extent the Delaware Supreme Court makes a final determination that provisions such as the Federal Forum Provision are not valid as a matter of Delaware law, our Board of Directors intends to amend our Bylaws to remove the federal forum provision.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our facilities are leased and include the following:

Location	Lease Expiration	Approximate Size (sq. ft.)	Primary Functions
Vancouver, Washington	March 31, 2022 ‑ July 31, 2025	122,400	Corporate headquarters; general corporate activities, product development, sales and support, chip fabrication and packaging and fiber laser operations
Hillsboro, Oregon	January 31, 2023	30,200	Aerospace and defense packaging
Lohja, Finland	April 1, 2022	31,800	Optical fiber development and manufacturing
Shanghai, China	April 16, 2019 ‑ January 31, 2021	82,800	Product development, China sales, service and high-volume manufacturing, fiber laser operations
Seoul, South Korea	September 30, 2020 -December 31, 2020	2,120	South Korea sales; installation, training and service

ITEM 3. LEGAL PROCEEDINGS
In December 2013, we submitted a disclosure letter to the Office of the Inspector General of the Department of Defense advising that we might not have been eligible for certain contracts we were awarded under the Small Business Innovation Research, or SBIR, Program, notwithstanding our prior representations that we were eligible. The matter was referred to the Small Business Administration and the U.S. Department of Justice for investigation of potential violations of the civil False Claims Act. In March 2015, a civil settlement agreement related to the SBIR matter was signed, in which we agreed to pay $420,000 and received a release of any civil liabilities with respect to the SBIR matter. This settlement has been paid in full.

In October 2014, we received a request for information related to the SBIR matter from the U.S. Attorney's Office, Criminal Division. We provided documentation and an explanation of why a criminal investigation was unwarranted. In March 2015, we received an additional request, to which we also responded. The Criminal Division has contacted certain of our former employees as recently as June 2017. Although we are unable to predict the final outcome of this matter, in the event that the Criminal Division brings any claims, we intend to vigorously defend ourselves.

In addition, we may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially adversely affect our business, financial condition, results of operations and growth prospects.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has traded on The Nasdaq Global Select Market under the symbol “LASR” since April 26, 2018.
Holders of Record
As of March 8, 2019, there were 202 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The information included under the heading “Stock Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act. The following graph compares our cumulative total stockholder return on nLIGHT's common stock with the NASDAQ Composite Index, the Russell 2000 Index and the S&P Electronic Equipment & Instruments Index.

The graph covers the period from April 26, 2018, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2018. This graph assumes that the value of the investment in nLIGHT's common stock and each index (including reinvestment of dividends) was $100 on April 26, 2018.

COMPARISON OF 9 MONTH CUMULATIVE TOTAL RETURN*
Among nLIGHT, Inc., the NASDAQ Composite Index,
the Russell 2000 Index and the S&P Electronic Equipment & Instruments Index
*$100 invested on April 26, 2018 in stock or March 31, 2018 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2019 Russell Investment Group. All rights reserved.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Use of Proceeds from Public Offerings of Common Stock

On April 30, 2018, we closed our initial public offering, or IPO, in which we sold 6.9 million shares of common stock at a price to the public of $16.00 per share, including shares sold in connection with the exercise in full of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224055), which was declared effective by the SEC on April 25, 2018. We raised approximately $100.9 million in net proceeds after deducting underwriting discounts and commissions of $7.7 million and estimated offering expenses of $2.4 million. No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus dated April 25, 2018, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933. We invested the funds received in accordance with our board approved investment policy, which provides for investments in short-term, investment grade, interest-

bearing securities, such as direct or guaranteed obligations of the U.S. government. The lead book-running managers of our IPO were Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc.

Recent Sales of Unregistered Securities

On November 5, 2018 we issued 145 thousand shares of common stock to an accredited investor pursuant to the net exercise of warrants to purchase common stock.

This transaction was exempt from registration under the Securities Act in reliance upon Section 3(a)(9) under the Securities Act as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The data as of December 31, 2018, 2017 and 2016 is derived from our audited consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2018	2017	2016
Consolidated Statement of Operations Data:	(in thousands except per share data)
Revenues	$191,359	$138,580	$101,325
Cost of revenues(1)	124,398	94,306	78,159
Gross profit	66,961	44,274	23,166
Operating expenses:
Research and development(1)	21,054	15,123	15,239
Sales, general, and administrative(1)	28,844	19,353	17,265
Total operating expenses	49,898	34,476	32,504
Income (loss) from operations	17,063	9,798	(9,338)
Other income (expense):
Interest income (expense), net	728	(1,269)	(2,229)
Other expense	(253)	(1,834)	(753)
Income (loss) before income taxes	17,538	6,695	(12,320)
Income tax expense	3,600	4,858	1,882
Net income (loss)	$13,938	$1,837	$(14,202)
Less: Income allocated to preferred stockholders	(4,415)	$(1,837)	—
Net income (loss) attributable to common stockholders	$9,523	$—	$(14,202)
Net income (loss) per share, basic(2)	$0.38	$0.00	$(5.68)
Net income (loss) per share, diluted(2)	$0.32	$0.00	$(5.68)
Weighted average shares outstanding:
Shares used in basic per share calculations	24,862	2,735	2,500
Shares used in diluted per share calculations	29,959	2,735	2,500
Select non-GAAP financial information (unaudited):
Adjusted EBITDA(3)	30,156	18,089	(931)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$456	$46	$30
Research and development	1,293	66	57
Sales, general and administrative	3,056	257	221
	$4,805	$369	$308

(2) See Note 16 to our consolidated financial statements in Item 8 this report for a reconciliation between net income (loss) and net income (loss) per share.

(3) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Information" for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure.

	Year Ended December 31,
	2018	2017	2016
Select Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$149,478	$36,687	$13,500
Working capital	195,034	55,689	26,889
Total assets	250,130	110,148	71,059
Total debt, including current portion(1)	109	17,471	19,667
Accumulated deficit	(104,731)	(118,669)	(120,506)
Total stockholders' equity	217,783	61,283	29,691

(1) Net of debt issuance costs of $42 thousand , $0 and $571 thousand as of December 31, 2018, 2017 and 2016, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis together with our consolidated financial statements and the related notes to those statements included elsewhere in this report. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Risk Factors" and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading provider of high‑power semiconductor and fiber lasers. Our lasers are changing not only the way things are made but also the things that can be made. We design, develop and manufacture the critical elements of our lasers, and we believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property. We function through a single operating segment and, in 2018, sold our products to over 350 customers worldwide in three primary markets: industrial, microfabrication, and aerospace and defense.

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
We sell our products worldwide. Based on customer location, we generated approximately 37%, 34% and 36% of our revenues from North America, approximately 37%, 40% and 38% of our revenues from China, and approximately 26% of our revenues from the rest of the world during each of the years ended December 31, 2018, 2017 and 2016. China is the largest geographic market for lasers globally. We established our operations in China in 2004 and believe our sales, marketing and production operations in China will continue to enable us to increase revenues from new and existing customers. We believe that our innovative approach of tailoring our platform‑based high‑power semiconductor and fiber laser solutions to the specific needs of our customers will allow us to grow our market share with existing customers and attract new customers worldwide.
We had revenues of $191.4 million, $138.6 million and $101.3 million, net income (loss) of $13.9 million, $1.8 million and $(14.2) million, and an Adjusted EBITDA of $30.2 million, $18.1 million and $(0.9) million during the years ended December 31, 2018, 2017 and 2016, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, see “Non‑GAAP Financial Information” in the Results of Operations discussion following this overview.
We primarily sell to three end markets: industrial, microfabrication, and aerospace and defense. During the year ended December 31, 2018, approximately $82.8 million, $74.1 million and $34.5 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. During the year ended December 31, 2017, approximately $56.6 million, $60.9 million and $21.1 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. During the year ended December 31, 2016, approximately $34.7 million, $47.6 million and $19.0 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively.

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
Manufacturing Costs and Gross Margins
Our gross profit, in absolute dollars and as a percentage of revenues, is impacted by our product sales mix, sales volumes, changes in average selling prices, or ASPs, production volumes, the corresponding absorption of manufacturing overhead expenses, production costs and manufacturing yields. Our product sales mix can affect gross profits due to variations in profitability related to product configurations and cost profiles, customer volume pricing, availability of competitive products in various markets, and new product introductions, among other factors. Capacity utilization affects our gross margin because we have a high fixed cost base due to our vertically integrated business model. Increases in sales and production volumes drive favorable absorption of fixed costs, improved manufacturing efficiencies and lower production costs. Gross margins may fluctuate from period to period depending on product mix and the level of capacity utilization. Our gross margins have been improving. Gross margin for the years ended December 31, 2018, 2017 and 2016 was 35.0%, 31.9% and 22.9%, respectively. During the second half of 2018, certain of our competitors have substantially reduced the price of their fiber lasers sold in the China market. In some instances, we have reduced the price of our fiber lasers sold in China, and may continue to do so as our competitors, and the industry generally, reduce the selling prices of fiber lasers. We believe that introducing new and higher value products, increasing the sales of our existing products, expanding into new applications and reducing our manufacturing costs will enable us to address recent declines in the ASPs of certain of our fiber lasers and continue to grow our revenues and gross margin.
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
Seasonality
Our quarterly revenues can fluctuate with general economic trends, holidays in foreign countries such as Chinese New Year in the first quarter of our fiscal year, the timing of capital expenditures by our customers, and general economic trends. In addition, as is typical in our industry, we tend to recognize a larger percentage of our quarterly revenues in the last month of the quarter, which may impact our working capital trends.
Components of Results of Operations
We are organized as, and operate in, one segment: the design, development, manufacture and sale of high-power semiconductor and fiber lasers. The following discussion sets forth certain components of our statements of results of operations as well as significant factors that impact those items.
Revenues
Sales of our products generally are recognized upon shipment or delivery, provided that the sales price is determinable, no performance obligation remains and collection is reasonably assured. Our sales typically are made on a purchase order or similar basis rather than through long-term purchase contracts.

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
Our general and administrative expense consists primarily of compensation and associated costs for executive management, finance, legal and other administrative personnel, outside legal and professional fees, allocated facilities costs and other general corporate expenses. Also included in general and administrative expense for the year ended December 31, 2018 are costs associated with preparing for our initial public offering.
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
Income Tax Expense
We record income tax expense for taxes in our foreign jurisdictions including China and Finland. We also record tax expense for uncertain tax positions taken and associated penalties and taxes. For further information, refer to Note 12, Income Taxes, in Item 8 of this report.
We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. While earnings through 2018 in the U.S resulted in the utilization of a portion of our accumulated net operating loss carry-forwards, due to the uncertainly with respect to their ultimate realizability, we continue to maintain a full valuation allowance as of December 31, 2018.

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

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues	$191,359	$138,580	$101,325
Cost of revenues	124,398	94,306	78,159
Gross profit	66,961	44,274	23,166
Operating expenses:
Research and development	21,054	15,123	15,239
Sales, general and administrative	28,844	19,353	17,265
Total operating expenses	49,898	34,476	32,504
Income (loss) from operations	17,063	9,798	(9,338)
Other income (expense):
Interest expense, net	728	(1,269)	(2,229)
Other expense	(253)	(1,834)	(753)
Income (loss) before income taxes	17,538	6,695	(12,320)
Income tax expense	3,600	4,858	1,882
Net income (loss)	$13,938	$1,837	$(14,202)

The following table sets forth selected consolidated of operations data for the periods presented, indicated as a percentage of revenues:

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of revenues)
Revenues	100.0	100.0	100.0
Cost of revenues	65.0	68.1	77.1
Gross profit	35.0	31.9	22.9
Operating expenses:
Research and development	11.0	10.9	15.0
Sales, general and administrative	15.1	14.0	17.0
Total operating expenses	26.1	24.9	32.1
Income (loss) from operations	8.9	7.1	(9.2)
Other income (expense):
Interest expense, net	0.4	(0.9)	(2.2)
Other expense	(0.1)	(1.3)	(0.7)
Income (loss) before income taxes	9.2	4.8	(12.2)
Income tax expense	1.9	3.5	1.9
Net income (loss)	7.3	1.3	(14.0)

Comparison of Years Ended December 31, 2018 and 2017

Revenues

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Revenues	$191,359	$138,580	$52,779	38.1%

Revenues for the year ended December 31, 2018 increased $52.8 million, or 38.1% compared to the same period in 2017. The increase was driven by growth in each of our three key end markets and across all regions.

Revenues from the industrial end market increased $26.2 million, or approximately 46% from the same period in 2017. The increase was driven by the higher sales of our fiber lasers across all regions, as well as higher sales of optical fiber products to our industrial customers. Revenues from the microfabrication end market grew $13.2 million, or 22%, compared to the same period in 2017. The increase was driven by sales growth to customers for consumer electronics and semiconductor applications, primarily in North America and Asia. Revenues from the aerospace and defense end market increased $13.4 million, or 64% compared to the same period in 2017. This increase was primarily driven by higher semiconductor laser sales to new and existing customers for defense applications, as well as new government contracts secured in the second half of 2017.

Cost of Revenues and Gross Margin

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Cost of revenues	$124,398	$94,306	$30,092	31.9%
Gross profit	$66,961	$44,274	$22,687	51.2%
Gross margin as % of revenue	35.0%	31.9%	—	3.1%
Cost of revenues for the year ended December 31, 2018 increased $30.1 million, or 31.9%, on higher volumes compared to the same period in 2017. Gross profit increased $22.7 million, or 51.2% for the years ended December 31, 2018, compared to the same period in 2017. This was driven by higher sales volumes combined with improvements in product costs.
Gross margin for the year ended December 31, 2018 increased from 31.9% to 35.0% compared to the same period in 2017. The improvement in gross margin was driven by lower manufacturing overhead as a percentage of revenues due to higher production volumes, coupled with cost reductions realized in our laser production. The increase was offset by continued ASP erosion in industrial end market, primarily in China, and a decrease in overhead capitalized in inventory at the end of 2018.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Research and development	$21,054	$15,123	$5,931	39.2%
Research and development expense for the year ended December 31, 2018 increased $5.9 million, or 39.2%, compared to the same period in 2017. The increase was primarily related to higher compensation costs on increased headcount, including $1.2 million in additional stock-based compensation, and higher material spend of $1.7 million, as we continue to develop new and improve existing products.

Sales, General and Administrative

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$28,844	$19,353	$9,491	49.0%

Sales, general and administrative expense for the year ended December 31, 2018 increased $9.5 million, or 49.0%, compared to the same period in 2017. The increase was primarily driven by higher compensation costs on increased headcount within our sales, general, and administrative functions, including higher stock-based compensation of $2.8 million due to the new grants issued 2018. We also incurred higher professional services of $1.0 million as a result of our initial public offering, which we completed in April 2018. In addition, sales expenses increased due to a $1.0 million recovery of a previously reserved receivable that occurred in the third quarter of 2017. Other increases were related to higher insurance and other expenses of being a public company, and travel and marketing costs.

Interest Income (Expense), net

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Interest income (expense), net	$728	$(1,269)	$1,997	NM

Interest income, net, for the year ended December 31, 2018 increased $2.0 million, compared to the net expense during the same period in 2017. The increase was primarily related to interest income of approximately $1.5 million generated on the cash received in connection with our initial and follow-on public offerings. Also contributing was the restructuring and substantial pay down of our debt facilities, which included the extinguishment of our debt with Multiplier Growth Partners SPV I, LP in July 2017, and refinancing our facility with Pacific Western Bank in September 2018.

Other Expense

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Other expense	$(253)	$(1,834)	$1,581	(86.2)%

The decrease in other expense for the year ended December 31, 2018 compared to the same period in 2017 is primarily attributable to a non-recurring $0.9 million loss on debt extinguishment related to pay off of our loan facility with Multiplier Growth Partners SPV I, LP in the prior year.
Income Tax Expense

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Income tax expense	$3,600	$4,858	$(1,258)	(25.9)%

Income tax expense for the year ended December 31, 2018 decreased $1.3 million, or 25.9% compared to 2017. There is a limited tax expense associated with our operations in the U.S. as we maintain a full valuation allowance against our U.S. deferred tax assets. The $1.3 million decrease in tax expense was driven by the change in the jurisdictional mix of earnings, which reflects a $20.0 million increase in income from our U.S. operations compared to a $9.1 million decrease in foreign earnings. The worldwide effective tax rate for the year ended December 31, 2018 was 20.5% compared to 72.6% in 2017; the decrease in effective tax rate is driven by the increase in U.S. earnings.

Comparison of Years Ended December 31, 2017 and 2016
Revenues

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Revenues	$138,580	$101,325	$37,255	36.8%
Revenues for 2017 increased $37.3 million, or 36.8% compared to 2016, primarily driven by higher revenues from each of our three key end markets. Revenues from the industrial end market increased $21.9 million due to significantly higher sales volumes of fiber lasers to new and existing customers, primarily in China, North America and South Korea. Approximately half of the increase in industrial fiber laser volumes was related to our introduction of new products as we continued to fill out our product portfolio and introduce higher power levels. The remaining increase was attributable to customer adoption of our existing products due to growth in cutting and other industrial applications. Revenue growth from the microfabrication end market was attributable to higher laser sales to customers in North America, Europe and Japan, primarily driven by continued growth in the microelectronics market, particularly for consumer electronics applications. Revenues from the aerospace and defense end market grew $2.1 million due to higher sales volumes of semiconductor lasers to a large aerospace and defense customer in North America.
Cost of Revenues and Gross Margin

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Cost of revenues	$94,306	$78,159	$16,147	20.7%
Gross profit	$44,274	$23,166	$21,108	91.1%
Gross margin as % of revenue	31.9%	22.9%	—	9.0%
Cost of revenues for 2017 increased $16.1 million, or 20.7%, primarily due to higher volumes compared to 2016. Gross profit increased $21.1 million, or 91.1% compared to 2016 due to the increase in sales volumes combined with lower product costs and increased absorption of fixed costs.

Gross margin increased to 31.9% in 2017 from 22.9% in 2016. The improvement in gross margin was primarily driven by manufacturing efficiencies realized in our laser production, as well as cost reductions for raw materials, a reduction in manufacturing overhead as a percentage of revenues due to higher production volumes, and an increase in overhead capitalized in inventory due to higher inventory levels at the end of the 2017.

Operating Expenses

Research and Development

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Research and development	$15,123	$15,239	$(116)	(0.8)%

    Research and development expense for 2017 decreased $0.1 million, or 0.8%, compared to 2016. The decrease was related to lower depreciation and amortization primarily due to technology acquired in our acquisition of Arbor Photonics, Inc. being fully amortized in 2016, and lower usage of development materials due to product development cycles. These decreases were partially offset by higher compensation costs as we continued to increase headcount to support future development initiatives.

Sales, General and Administrative

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$19,353	$17,265	$2,088	12.1%
Sales, general and administrative expense for 2017 increased $2.1 million, or 12.1%, compared to 2016. The increase was primarily due a to $1.1 million increase in expenses for audit, legal and other professional services largely attributable to preparation for our initial public offering. Other increases in sales, general and administrative expense were related to higher compensation costs, driven by growing headcount within our sales, general and administrative functions. We also incurred higher depreciation and amortization primarily due to an increase in demonstration equipment driven by the introduction of new products and expansion to new customers. These increases were partially offset by a $1.0 million reduction in sales expense as a result of the recovery of a previously reserved receivable from a Chinese customer.
Interest Expense, net

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Interest expense, net	$(1,269)	$(2,229)	$960	(43.1)%
Interest expense, net, for 2017 decreased $1.0 million, or 43.1%, compared to 2016. The decrease was primarily due to lower balances of debt outstanding coupled with restructuring of our debt facilities, which included the extinguishment of debt with Multiplier Growth Partners SPV I, LP in July 2017 as it carried a higher interest rate than our new loan facility with Pacific Western Bank. We also recorded $0.2 million of interest income on recovery of a past due receivable from a Chinese customer and $0.1 million of interest income on higher cash deposit balances as a result of additional equity financing completed in 2017.
Other Expense

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Other expense	$(1,834)	$(753)	$(1,081)	143.6%

The increase in other expense for 2017 compared to 2016 was primarily attributable to a $0.9 million loss on debt extinguishment related to paying off our loan facility with Multiplier Growth Partners SPV I, LP. Other changes included a decrease of $0.3 million in subsidy income in China, offset by lower net unrealized and realized foreign exchange losses due to more favorable foreign exchange rate fluctuations during the year.

Income Tax Expense

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Income tax expense	$4,858	$1,882	$2,976	158.1%
Income tax expense for 2017 increased $3.0 million, or 158.1%, compared to 2016. There is limited tax expense associated with our operations in the United States as we maintain a full valuation allowance against our U.S. deferred tax assets. Our tax expense is impacted by the geographic location of our pre‑tax book income and is primarily related to operations in China and Finland. The $3.0 million increase in tax expense from $1.9 million in 2016 to $4.9 million in 2017 is primarily related to a $9.1 million increase in pre‑tax foreign earnings, as well as the mix of income between China and Finland. Our effective foreign tax rate is approximately 31%, consisting of a 35% effective tax rate on Chinese earnings and a 20% effective tax rate on Finnish earnings. The Chinese effective tax rate consists of the 25% statutory rate and dividend withholding tax that is being accrued due to our intention to repatriate the earnings in the future. Finland has a 20% statutory rate.

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
The following table sets forth Adjusted EBITDA and a reconciliation from net income, the most comparable GAAP measure, for the periods presented.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss)	$13,938	$1,837	$(14,202)
Income tax expense	3,600	4,858	1,882
Other expense	253	1,834	753
Interest (income) expense, net	(728)	1,269	2,229
Depreciation and amortization	8,288	7,922	8,099
Stock-based compensation	4,805	369	308
Adjusted EBITDA	$30,156	$18,089	$(931)
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

Liquidity and Capital Resources

We had cash and cash equivalents of $149.5 million, $36.7 million and $13.5 million as of December 31, 2018, 2017 and 2016, respectively. On April 30, 2018 and September 11, 2018, upon the closing of our initial and follow-on public offerings, we received net proceeds of $138.3 million after deducting underwriting discounts and commissions and other offering costs.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$3,335	$3,411	$5,959
Net cash used in investing activities	(11,679)	(5,477)	(4,027)
Net cash provided by financing activities	121,301	24,419	3,641
Effect of exchange rate changes on cash	(166)	834	1,072
Net increase in cash	$112,791	$23,187	$6,645
Net Cash Provided by Operating Activities
During the year ended December 31, 2018, net cash provided by operating activities was $3.3 million which was primarily driven by $13.9 million of net income reported in the current period, non‑cash adjustments of $11.8 million related to depreciation, stock-based compensation, and other items as well as a $2.2 million increase in liabilities largely driven by timing of vendor payments, other accrued expenses and income taxes payable. These positive adjustments were partially offset by an $13.7 million increase in accounts receivable, due to the large portion of fourth quarter revenue recognized in the last month of the quarter, and $6.1 million increase in inventory, in support of higher revenue and production levels, $2.5 million increase in other current assets driven by increases in duty drawback and value-added taxes receivables, prepaid insurance, and other prepaid expenses, and a $2.3 million increase in other assets.
During the year ended December 31, 2017, net cash provided by operating activities was $3.4 million which was driven by a $1.8 million of net income reported in the period, non-cash adjustments of $9.0 million related to depreciation, deferred taxes, debt extinguishment, and other items. These positive adjustments were offset by a $9.9 million increase in inventory and $3.5 million increase in accounts receivable, which grew to support higher revenue levels. Those uses of cash were offset by $5.7 million increase in accounts payable and other accrued expenses, driven by increasing volume of material purchases, year-end payroll and bonus accruals, and timing of payments to vendors.
During the year ended December 31, 2016, net cash provided by operating activities was $6.0 million which was driven by a $9.0 million reduction in inventory related to inventory management programs put in place in 2016 to optimize inventory levels relative to revenues and non‑cash adjustments of $9.0 million related to depreciation and other items as well as a $3.0 million increase in cash related to fluctuations in the balance of accrued liabilities. These positive adjustments were partially offset by net loss of $14.2 million and $3.1 million related to an increase in the balance of other assets.

Net Cash Used in Investing Activities

During the year ended December 31, 2018, net cash used in investing activities was $11.7 million which was primarily due to capital expenditures during the period related to investments in manufacturing equipment and facilities in the U.S and China, as well as investments in our patent portfolio.

During the year ended December 31, 2017, net cash used in investing activities was $5.5 million which was primarily due to capital expenditures during the year related to further expanding our manufacturing capacity in our Shanghai facility, purchases of new manufacturing and lab equipment, and investment in our IT infrastructure.

During the year ended December 31, 2016, net cash used in investing activities was $4.0 million, which was due to $4.0 million of capital expenditures primarily related to expanding manufacturing capacity in our Shanghai facility.

Net Cash Provided by Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $121.3 million which was driven by $100.2 million and $37.9 million in net proceeds related to our initial and follow-on public offerings less payment of offering expenses, respectively. These net proceeds were offset by net principal debt payments of $17.4 million.
During the year ended December 31, 2017, net cash provided by financing activities was $24.4 million which was due to $27.5 million of proceeds related to issuance of convertible preferred stock partially offset by $2.8 million in debt and capital lease payments.

During the year ended December 31, 2016, net cash provided by financing activities was $3.6 million which was due to proceeds from the issuance of convertible preferred stock of $12.0 million partially offset by principal payments on loans of $8.3 million.
Credit Facilities
Pacific Western Bank Loan Facility
In March 2014, we entered into a Loan and Security Agreement with Pacific Western Bank (successor in interest to Square 1 Bank), as lender. The loan facility initially provided for up to $15.0 million in aggregate commitments, comprised of a $7.5 million term loan and a revolving loan facility subject to a borrowing base of eligible accounts receivable and inventory. In August 2014, the revolving loan facility was increased to $20.0 million, with adjustments to the borrowing base. We amended and restated the loan facility in March 2018. The amended and restated loan facility provided for $25.0 million in aggregate commitments, including a term loan of $15.0 million and a revolving loan facility equal to the lesser of (i) $25.0 million minus the unpaid principal amount of the term loan and the amount of any reserves for ancillary banking services, or (ii) a borrowing base equal to 85% of eligible accounts receivable plus the lesser of $5.5 million or 35% of eligible inventory.
We most recently amended and restated this loan facility in September 2018. The second amended and restated loan and security agreement provides a $40 million revolving credit facility. Our obligations under the loan facility are secured by substantially all of our assets.
We initially borrowed $16.1 million under this line of credit to refinance the existing outstanding balance of the term and revolving loans under the prior agreement. These borrowings were repaid, and the outstanding balance under the amended and restated loan facility was zero as of December 31, 2018.
Borrowings under the revolving credit facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from adjusted LIBOR plus 1.35% to 2.25%, or prime rate minus 1.40% to 0.50%. Prior to the amendment and restatement of our loan facility in September 2018, the term and revolving loans bore interest at a rate equal to the bank’s prime rate plus 0.50% per annum, subject to a floor of 5.00% per annum. Our line of credit also bears an unused credit fee at a per annum rate of 0.20%. Interest is due and payable monthly in arrears.
Any outstanding principal and interest on the revolving loan is due and payable on September 24, 2021. We may prepay loans under the loan facility in whole or in part at any time without premium or penalty.
The loan agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among other things, covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, engage in any new line of business, pay dividends or make distributions, or repurchase common shares. We are also required to comply with a minimum cash and cash equivalents threshold of $50.0 million. In the event cash and cash equivalents balance is less than $50.0 million, we have to comply with a minimum capital expenditures covenant determined in relation to our adjusted EBITDA for the quarter.

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
As of December 31, 2018 and December 31, 2017, we were in compliance with the covenants under our loan facilities.
Multiplier Loan Facility
In July 2015, we entered into a loan facility with Multiplier Growth Partners SPV I, LP, or Multiplier, as lender, and our subsidiary, Arbor Photonics, LLC, as co-borrower. The loan facility provided for a $15.0 million term loan available in two tranches and was subordinated to the loan facility with Pacific Western Bank. We borrowed $12.5 million in aggregate principal amount under the loan facility. The term loan bore interest at a rate equal to 11.00% per annum. On July 17, 2017, we repaid the term loan in full and terminated the loan facility. In connection with our prepayment and termination of the loan facility, we were required to pay a prepayment premium equal to 3.00% of the principal amount. The transaction qualified as a debt extinguishment and a loss of $0.9 million was recorded in other expense in the third quarter of 2017 as a result.

Contractual Obligations
The following table sets forth a summary of our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$2,774	$4,456	$2,316	$956	$10,502
Long term debt obligations, including current portion	36	5	—	—	41
Estimated interest payments	82	141	—	—	223
Capital lease obligations	70	40	—	—	110
Royalty obligations	102	322	340	255	1,019
Purchase commitments	12,657	—	—	—	12,657
Total	$15,721	$4,964	$2,656	$1,211	$24,552

We also have uncertain tax positions of $5.9 million as of December 31, 2018. However, as we are unable to reliably estimate the period of potential cash settlement, we have not included these amounts in the table of contractual obligations.
There have been no material changes to the contractual obligations since December 31, 2018.
Critical Accounting Policies and Significant Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that our significant accounting policies, which are discussed in the footnotes to our consolidated financial statements, and the accounting policies discussed below, involve a greater degree of complexity, involving management's judgments and estimates. Accordingly, these are the policies we believe are critical to understanding our financial condition and historical and future results of operations:

•	revenue recognition;

•	inventory; and

•	income taxes

Revenue Recognition

Our revenues are generated from the sale of semiconductor lasers, fiber lasers and other related products. Revenues are recognized when all of the following criteria are met:

•	we enter into a legally binding arrangement with a customer;

•
we deliver the product or provide the service. Revenues are recognized when legal title has passed to the customer upon shipment or delivery, depending on the shipment term. Title and risk of loss generally pass to the customer at the time of delivery according to the shipping terms. All costs incurred by us for shipping and handling are classified as cost of revenues; any amounts billed to a customer related to shipping and handling are classified as an offset to cost of revenues;

•	we determine the fee is fixed or determinable based on the payment terms associated with the transaction and free of contingencies or significant uncertainties; and

•
collectability is reasonably assured. We assess collectability based on credit analysis and payment history. We require cash collateral in the normal course of business if customers do not meet our criteria established for offering credit. We also maintain certain levels of credit insurance for small portion of our customers. Our typical credit term is net 30 days.

In limited circumstances when customer‑specified acceptance criteria exist, revenues are deferred until customer acceptance if we cannot demonstrate that the product meets the specifications prior to shipment. If installation is included with the sale of a product, installation revenues are deferred until installation is complete. For arrangements with multiple elements, revenues are allocated across the separately identified deliverables and may be recognized or deferred.
Inventory
Inventory is stated at the lower of cost or net realizable value. Inventory includes raw materials and components that may be specialized in nature and subject to obsolescence. We record write‑downs for excess or obsolete inventory items. The write‑downs are based upon a review of inventory materials on hand, which we compare with historical usage and age of the underlying inventory. We determine the valuation of excess and obsolete inventory by considering historical usage, inventory aging and other qualitative factors such as future demand and selling prices.
Income Taxes
The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and is subject to judgments and estimates.
The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our business, results of operations and financial position. We believe we have adequately reserved for our uncertain tax positions; however, no assurance can be given that the final tax outcome of these matters will not be different than what we expect. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome for these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. We provide a valuation allowance for deferred tax assets when we do not consider realization of such assets to be more likely than not. Due to uncertainty with respect to ultimate realizability of U.S. deferred tax assets driven by our historical U.S. entity net operating losses this decade with the exception of fiscal 2018, we have recorded a valuation allowance against the U.S. deferred tax assets as of December 31, 2018.
We file income tax returns in the U.S. federal jurisdiction, various states and various foreign jurisdictions, including China and Finland. At December 31, 2018, our tax years 2015 through 2018, 2014 through 2018, and 2008 through 2018, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts. We are not currently under federal, state, or foreign examination by any tax authority.
In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) introduced significant changes to U.S. income tax law. Effective 2017, the 2017 Tax Act included a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017. Effective 2018, the 2017 Tax Act reduced the U.S. statutory tax rate from 34% to 21%, and created new taxes on certain foreign-sourced earnings, repealed the domestic manufacturing deduction, and placed additional limitations on executive compensation and limitations on the deductibility of interest.
Our 2017 financial results reflected the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. The accounting for the income tax effects of the 2017 Tax Act is considered complete at December 31, 2018, with no material changes from 2017.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $149.5 million as of December 31, 2018. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates due to the short‑term nature of these assets.
We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a $40.0 million revolving credit facility. As of December 31, 2018, we had no outstanding principal amount under the revolving loan facility. Borrowings under the Revolving Credit Facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from adjusted LIBOR plus 1.35% to 2.25%, or prime rate minus 1.40% to 0.50%.
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
At December 31, 2018, our foreign currency exposure was related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $2.3 million. Foreign exchange rate gains or losses on foreign investments as of December 31, 2018 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

nLIGHT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
nLIGHT, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of nLIGHT, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2003.

Portland, Oregon
March 15, 2019

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$149,478	$36,687
Accounts receivable, net of allowances of $303 and $438	26,528	13,353
Inventory	35,329	29,570
Prepaid expenses and other current assets	7,286	4,973
Total current assets	218,621	84,583
Property and equipment, net	21,462	17,968
Intangible assets, net	2,686	1,836
Goodwill	1,387	1,387
Other assets	5,974	4,374
Total assets	$250,130	$110,148

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,068	$12,920
Accrued liabilities	10,708	12,650
Customer advances	493	575
Deferred revenue	227	386
Current portion of long-term debt	91	2,363
Total current liabilities	23,587	28,894
Non-current income taxes payable	6,472	3,930
Long-term debt	18	15,108
Other long-term liabilities	2,270	933
Total liabilities	32,347	48,865
Stockholders' equity:
Convertible preferred stock - $0.0001 par value; zero and 129,478 shares authorized, zero and 24,642 shares issued and outstanding at December 31, 2018 and December 31, 2017. Liquidation preference of zero and $148,454 at December 31, 2018 and December 31, 2017.	—	12
Preferred stock - $0.0001 par value; 5,000 and zero shares authorized, zero shares issued and outstanding at December 31, 2018 and December 31, 2017.	—	—
Common stock - $0.0001 par value; 190,000 shares authorized, 36,705 shares issued and outstanding at December 31, 2018 and 190,000 shares authorized, 2,979 shares issued and outstanding at December 31, 2017.	15	2
Additional paid-in capital	324,656	180,657
Accumulated other comprehensive loss	(2,157)	(719)
Accumulated deficit	(104,731)	(118,669)
Total stockholders’ equity	217,783	61,283
Total liabilities and stockholders’ equity	$250,130	$110,148

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$191,359	$138,580	$101,325
Cost of revenues	124,398	94,306	78,159
Gross profit	66,961	44,274	23,166
Operating expenses:
Research and development	21,054	15,123	15,239
Sales, general, and administrative	28,844	19,353	17,265
Total operating expenses	49,898	34,476	32,504
Income (loss) from operations	17,063	9,798	(9,338)
Other income (expense):
Interest income (expense), net	728	(1,269)	(2,229)
Other expense	(253)	(1,834)	(753)
Income (loss) before income taxes	17,538	6,695	(12,320)
Income tax expense	3,600	4,858	1,882
Net income (loss)	$13,938	$1,837	$(14,202)
Less: Income allocated to participating securities	$(4,415)	$(1,837)	$—
Net income (loss) attributable to common stockholders	$9,523	$—	$(14,202)
Net income (loss) per share, basic	$0.38	$0.00	$(5.68)
Net income (loss) per share, diluted	$0.32	$0.00	$(5.68)
Shares used in per share calculations:
Basic	24,862	2,735	2,500
Diluted	29,959	2,735	2,500

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$13,938	$1,837	$(14,202)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,438)	2,290	(627)
Comprehensive income (loss)	$12,500	$4,127	$(14,829)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Convertible preferred stock		Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2015	17,505	$9	—	$—	2,470	$1	$140,763	$(2,382)	$(106,304)	$32,087
Net loss	—	—	—	—	—	—	—	—	(14,202)	(14,202)
Net proceeds from issuance of Series F convertible preferred stock	2,332	1	—	—	—	—	11,963	—	—	11,964
Exercise of stock options and purchase of treasury stock	—	—	—	—	69	—	52	—	—	52
Stock-based compensation	—	—	—	—	—	—	308	—	—	308
Stock options issued in exchange for liability settlement	—	—	—	—	—	—	153	—	—	153
Other financing costs	—	—	—	—	—	—	(44)	—	—	(44)
Cumulative translation adjustment	—	—	—	—	—	—	—	(627)	—	(627)
Balance, December 31, 2016	19,837	$10	—	$—	2,539	$1	$153,195	$(3,009)	$(120,506)	$29,691
Net income	—	—	—	—	—	—	—	—	1,837	1,837
Net proceeds from issuance of Series G convertible preferred stock	4,805	2	—	—	—	—	27,479	—	—	27,481
Exercise of stock options	—	—	—	—	440	1	335	—	—	336
Other deferred offering costs	—	—	—	—	—	—	(721)	—	—	(721)
Stock-based compensation	—	—	—	—	—	—	369	—	—	369
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	—	2,290	—	2,290
Balance, December 31, 2017	24,642	$12	—	$—	2,979	$2	$180,657	$(719)	$(118,669)	$61,283
Net income	—	—	—	—	—	—	—	—	13,938	13,938
Net proceeds from initial public offering	—	—	—	—	6,900	1	100,947	—	—	100,948
Net proceeds from follow-on offering	—	—	—	—	1,520	—	37,885	—	—	37,885
Exercise of stock options	—	—	—	—	387	—	362	—	—	362
Issuance and conversion of restricted stock awards and units	—	—	—	—	117	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(24,642)	(12)	—	—	24,642	12	—	—	—	—
Exercise of warrants	—	—	—	—	160	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4,805	—	—	4,805
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,438)	—	(1,438)
Balance, December 31, 2018	—	$—	—	$—	36,705	$15	$324,656	$(2,157)	$(104,731)	$217,783

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$13,938	$1,837	$(14,202)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,288	7,922	8,099
Provision for losses on accounts receivable	22	232	340
Stock-based compensation	4,805	369	308
Deferred income taxes	(1,307)	(424)	226
(Gain)/loss on disposal of property and equipment	12	9	(9)
Loss on debt extinguishment	12	911	—
Changes in operating assets and liabilities:
Accounts receivable	(13,734)	(3,523)	569
Inventory	(6,145)	(9,875)	8,975
Prepaid expenses and other current assets	(2,483)	(639)	933
Other assets	(2,262)	(1,148)	(3,069)
Accounts payable	172	2,491	601
Accrued and other long-term liabilities	(310)	3,160	3,038
Customer advances	(56)	358	(223)
Deferred revenue	(159)	373	(243)
Non-current income taxes payable	2,542	1,358	616
Net cash provided by operating activities	3,335	3,411	5,959
Cash flows from investing activities:
Purchases of property, equipment and intangibles	(11,714)	(5,483)	(4,063)
Proceeds from sale of property and equipment	35	6	36
Net cash used in investing activities	(11,679)	(5,477)	(4,027)
Cash flows from financing activities:
Principal payments on debt and capital leases	(33,417)	(15,318)	(8,331)
Net proceeds from debt financing	16,053	12,499	—
Cash paid on debt extinguishment	—	(388)	—
Proceeds from public offerings, net of offering costs	138,303	—	—
Net proceeds from issuance of convertible preferred stock	—	27,481	11,964
Payments of other financing costs	—	(191)	(44)
Proceeds from stock option exercises	362	336	52
Net cash provided by financing activities	121,301	24,419	3,641
Effect of exchange rate changes on cash	(166)	834	1,072
Net increase in cash and cash equivalents	112,791	23,187	6,645
Cash and cash equivalents, beginning of period	36,687	13,500	6,855
Cash and cash equivalents, end of period	$149,478	$36,687	$13,500
Supplemental disclosures:
Cash paid for interest	$941	$1,437	$2,060
Cash paid for income taxes	3,665	3,493	1,271
Accrued purchases of property, equipment and intangibles	577	969	—
Accrued deferred offering costs	—	530	—

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
(2) Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of nLIGHT, Inc. and its wholly owned subsidiaries. The wholly owned subsidiaries are Arbor Photonics, LLC, nLIGHT Cayman Ltd., nLIGHT Laser Technology (Shanghai) Co. Ltd, nLIGHT Oy (Finland), and nLIGHT Korea Inc. All intercompany balances have been eliminated.

(b)	Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to inventory valuation, allowances for doubtful accounts, warranty, sales return reserves and the recoverability of long-lived assets. Management of the Company bases its estimates on historical experience and on various other assumptions. Actual results could differ from those estimates.

(c)	Reverse Stock Split
On April 12, 2018, the Company’s Board of Directors approved a one-for-five reverse stock split of its issued and outstanding shares of common and convertible preferred stock. The reverse stock split became effective on April 13, 2018. The par value of the Company's common stock and the par value of the Company's convertible preferred stock were not adjusted as a result of the reverse stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split.

(d)	Public Offerings
On April 30, 2018, the Company closed its IPO of 6.9 million shares of common stock at an initial price to the public of $16.00 per share, including 0.9 million shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares, resulting in aggregate net proceeds to the Company of $100.9 million after deducting underwriting discounts and commissions and offering costs. Immediately prior to the closing of the IPO on April 30, 2018, all of the outstanding shares of convertible preferred stock converted into 24.6 million shares of common stock.
On September 11, 2018, the Company closed its follow-on public offering in which it issued and sold approximately 1.5 million shares of common stock at a public offering price of $26.50 per share, resulting in aggregate estimated net proceeds to the Company of $37.9 million after deducting underwriting discounts and commissions and offering costs. Further, an additional 3.7 million shares of the Company’s common stock were sold by certain selling stockholders in the offering at the public offering price of $26.50 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the offering.

(e)	Revenue Recognition
Revenues are recognized when there is persuasive evidence of an arrangement, product delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Title and risk of loss generally pass to the customer at the time of delivery of the product as indicated by the shipping terms. Revenues are recognized upon such delivery. In limited circumstances when customer‑specified acceptance criteria exist, revenue is deferred until customer acceptance if the Company cannot demonstrate the product meets the specifications prior to shipment. Taxes collected on behalf of a governmental entities are excluded from revenues.

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

(f)	Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents included $123.4 million and $126 thousand of highly liquid investments at December 31, 2018 and 2017, respectively. Cash equivalents are carried at cost, which approximates market.

(g)	Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write‑off experience and knowledge of any applicable circumstances.
Activity related to the allowance for doubtful accounts was as follows:

(in thousands)	2018	2017
Allowance for doubtful accounts, beginning	$438	$1,608
Provision for losses on accounts receivable	22	232
Write-offs and recoveries	(157)	(1,402)
Allowance for doubtful accounts, ending	$303	$438
Included in the write-offs and recoveries for 2017 is a $1.0 million recovery related to a receivable fully reserved in 2015. The amount noted above was recovered in July 2017 after extensive litigation with the customer and was recognized as a reduction in bad debt expense within the sales, general, and administrative caption on the consolidated statement of operations. The Company also received $175 thousand in interest income as a result of this litigation which the Company recognized within the interest income (expense), net caption in the consolidated statements of operations.

(h)	Risks and Uncertainties including Business and Credit Concentrations
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. 10 customers represented 67% and 67% of accounts receivable at December 31, 2018 and 2017, respectively. Six of the 10 customers were included in both periods presented.

The Company generates a significant portion of its revenues from a relatively small number of customers. One customer accounted for 13% and 14% of revenues during the years ended December 31, 2018 and 2017, respectively. The same customer as well as an additional customer accounted for 11% and 10%, respectively, of revenues during the year ended December 31, 2016.

Included in the consolidated balance sheets are the net assets of the Company’s foreign manufacturing operations located primarily in China which totaled approximately $7.6 million and $13.3 million at December 31, 2018 and 2017, respectively.

The market for the Company’s products is rapidly changing and evolving. The Company believes its future success will depend, in part, on its ability to increase sales of its existing products, penetrate new vertical markets, and to remain competitive in the marketplace. An inability of the Company to manage growth and generate increased demand for its products could have a material adverse impact on the Company’s financial position, results of operations and liquidity. It is the Company’s belief that existing cash resources will be sufficient to support operations and meet its debt service requirements for at least the next twelve months from the date on which the consolidated financial statements were available for issuance.

(i)	Property and Equipment
Property and equipment are stated at cost. Improvements and replacements are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight‑line method over the estimated useful life of each asset, generally two to 12 years.

(j)	Income Taxes
The Company accounts for income taxes using the asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

(k)	Stock‑Based Compensation
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
Total stock-based compensation expense by financial statement caption was as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$456	$46	$30
Research and development	1,293	66	57
Sales, general and administrative	3,056	257	221
	$4,805	$369	$308
Prior to the closing of the Company's initial public offering, the Company granted stock options at exercise prices believed to be equal to the fair value of the common stock underlying such options as determined by the board of directors, with input from management, on the date of grant. Because such grants occurred prior to the public trading of the Company's common stock, the board of directors exercised significant judgment in determining the fair market value of the Company's common stock. The valuations were consistent with the guidance and methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid, for all option grant dates. After the closing of the initial public offering, the Company has not granted any stock options. For issuances of restricted stock units and awards the Company uses the market value of the Company's common stock at the date of grant.
For determining the fair value of stock options granted, the Company used the Black‑Scholes option pricing model with the following assumptions:

	2018	2017	2016
Expected volatility	39.2 - 40.2%	30.2 - 40.1%	34.1- 40.9%
Expected option term	6.3 - 6.5 years	6.2 - 6.5 years	5.6 - 6.6 years
Risk-free interest rate	2.6 - 2.9%	1.9 - 2.2%	1.2 - 1.6%
Expected dividend yield	None	None	None
The fair value of options granted in 2018 was determined to be approximately $1.5 million.

Included in the option pricing model is the fair value of the underlying common stock at the time of grant. Determining the fair value of the Company’s common stock requires complex and subjective judgments and estimates. There is inherent uncertainty in making these judgments and estimates. The absence of an active market for the Company’s common stock required the board of directors to estimate the fair value of the common stock for purposes of setting the exercise price of the options and estimating the fair value of the common stock at each meeting at which options were granted based on a number of objective and subjective factors, including valuations of comparable companies, operating and financial performance, lack of liquidity of the common stock and general and industry‑specific economic outlook, among other factors.
Since 2012 and prior to completing its initial public offering, the Company has obtained valuations prepared by an independent third‑party valuation firm to assist in determining the fair market value of its common stock. The board of directors and management of the Company considered these valuation reports when determining the fair market value of the Company’s common stock and related option exercise price on the dates such awards were granted. The valuations determined as of the dates below are as follows:

Fair Market Value
November 13, 2014	$0.75
January 1, 2016	$1.10
May 1, 2017	$1.45
September 1, 2017	$6.65
February 6, 2018	$9.70
March 27, 2018	$10.00
The average expected option term for awards granted reflects the application of the simplified method. The simplified method is based on the vesting period and the contractual term for each grant. The midpoint between the vesting date and the expiration date is used as the expected term under this method.
The Company uses the historical stock price volatility for comparable publicly‑traded competitors as the basis for its expected volatility assumption. The Company has assessed that the calculated volatility is representative of expected future stock price trends.
The risk‑free interest rate assumption is based upon observed U.S. Treasury rates consistent with the expected term of the award. The dividend yield assumption is based on the Company’s history of no dividend payouts and an expectation that no dividends will be paid in the foreseeable future.
The Company accounts for stock options issued to non‑employees in accordance with the provisions of FASB ASC Topic 718 and FASB ASC Subtopic 505‑50, Equity Based Payments to Non‑Employees. Under FASB ASC Topic 718 and FASB ASC Subtopic 505‑50, the Company uses the Black‑Scholes option pricing model to measure the fair value of stock options granted to non‑employees on the measurement date.

(l)	Research and Development Costs

Research and development is defined as activities aimed at developing or significantly improving a product or a process or technique whether the product or process is intended for sale or use. A process also may be used internally as a part of a manufacturing activity. Research and development costs are expensed as incurred.

(m)	Impairment of Long‑Lived Assets
Long‑lived assets, such as property and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long‑lived assets recorded for the years ended December 31, 2018, 2017 and 2016.

(n)	Commitments and Contingencies
Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In July 2017, the Company received notification of a claim related to a quality dispute with a vendor alleging that the Company owed payment for future non-cancelable order quantities. A liability of $196 thousand related to this matter was recorded within the accrued liabilities on the consolidated balance sheet as of December 31, 2017. This amount remains outstanding as of December 31, 2018.
In December 2013, the Company submitted a disclosure letter to the Office of the Inspector General of the Department of Defense advising that it might not have been eligible for certain contracts it was awarded under the Small Business Innovation Research ("SBIR") Program, notwithstanding its prior representations that the Company was eligible. The matter was referred to the Small Business Administration and the U.S. Department of Justice ("DOJ") for investigation of potential violations of the False Claims Act. In March 2015, a civil settlement agreement related to the SBIR matter was signed. A liability of $420 thousand was recorded at December 31, 2014 and subsequently paid in full in 2017.
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
The Company becomes involved in various legal proceedings and claims incidental to normal business activities. As of December 31, 2018, the Company believes these matters will not have a material adverse effect on the consolidated financial statements.

(o)	Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Intangible assets with finite lives are amortized over their useful lives. External costs incurred to file new patent applications, and extend the term of or defend the existing patents are capitalized and amortized over the estimated useful life.

(p)	Translation of Foreign Currencies
The Company’s international subsidiaries use their local currency as their functional currency. The financial statements of the international subsidiaries are translated to their U.S. dollar equivalents at end‑of‑period currency exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Realized and unrealized foreign currency gains or losses, net are recorded in other expense within the consolidated statement of operations. Realized and unrealized foreign currency losses were $0.7 million and $124 thousand, respectively, for the year ended December 31, 2018. Realized and unrealized foreign currency losses were $0.9 million and $36 thousand, respectively, for the year ended December 31, 2017. Realized and unrealized foreign currency losses were $1.0 million and $53 thousand, respectively, in the year ended December 31, 2016.

(q)	Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short term nature of these instruments. The fair value of the Company’s term and revolving loans with Pacific Western Bank, also described in Note 11, approximates the carrying value due to the variable market rate used to calculate interest payments.
The Company does not have any other significant financial assets or liabilities that are measured at fair value.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 Inputs: Observable inputs, such as quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•
    Level 2 Inputs: Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 Inputs: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company’s financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. The Company's fair value hierarchy for its cash equivalents was as follows:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market securities	$123,121	$—	$—	$123,121
Commercial paper	299	—	—	299
Total	$123,420	$—	$—	$123,420

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Commercial paper	$126	$—	$—	$126
Total	$126	$—	$—	$126

(r)	Recently Issued Accounting Standards
Newly-Adopted Standards
The Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, in March 2016. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016. The method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended. The adoption of ASU 2016-09 effective as of the first quarter 2018 did not have a material effect on the financial position, results of operations or cash flows.
The FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, in October 2016. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset is sold to an outside party. The amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory, and allows recognition of the income tax consequences when the transfer occurs. ASU 2016-16 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The adoption of ASU 2016-16 effective as of second quarter 2018 had no material effect on the financial position, results of operations or cash flows.

The FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope in Modification Accounting, in May 2017. ASU 2017-09 provides clarity and reduces diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. An entity should account for the effects of a modification unless all of certain criteria are met. Those criteria relate to fair value, vesting conditions and classification of the modified award. If all three conditions are the same for the modified award as for the original award, then the entity should not account for the effects of the modification. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2017-09 as of January 1, 2018 had no material effect on the financial position, results of operations or cash flows.

Issued Not Yet Adopted Standards

The FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers, in May 2014. ASU 2014‑09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard permits the use of either the retrospective or modified retrospective transition methods. This guidance replaces most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective, which is on January 1, 2019. In April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016‑10”), which was issued to clarify ASC Topic 606, Revenue from Contracts with Customers, related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), which is on January 1, 2019.
The Company is adopting Topic 606 using the modified retrospective method and has identified and analyzed principal revenue streams by end market. The Company is substantially complete with the review of significant contracts and evaluation of the potential changes to our business processes, controls, and disclosures resulting from adoption of the new standard. The Company expects to finalize documentation of these assessments during the first quarter of 2019. Based on the analysis, the Company has determined there is not a material adjustment to be recorded to opening retained earnings on January 1, 2019. Further, the Company has identified potential accounting and financial reporting impacts to the business processes, controls, systems and disclosures as a result of the new standard, and is preparing for those changes. In addition, while the Company does not expect the adoption of ASU 2014-09, as amended, to have a material effect on the financial position, results of operations or cash flows, the Company does anticipate additional disclosure requirements upon adoption of the new standard.

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

(3) Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	December 31,	December 31,
(in thousands)	2018	2017
Prepaid expenses	$1,654	$1,248
Value-added tax receivable, net	1,489	1,291
Vendor prepayments	1,263	1,391
Prepaid tax and duties	2,777	946
Other	103	97
	$7,286	$4,973
(4) Inventory
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

	December 31,	December 31,
(in thousands)	2018	2017
Raw materials	$14,174	$11,326
Work in process and semi-finished goods	12,807	6,039
Finished goods	8,348	12,205
	$35,329	$29,570
(5) Property and Equipment
Property and equipment consist of the following:

		December 31,	December 31,
(in thousands)	Useful life (years)	2018	2017
Computer hardware and software	3-5	$4,143	$3,732
Manufacturing and lab equipment	2-7	50,797	43,432
Office equipment and furniture	5-7	1,127	1,053
Leasehold improvements	2-12	19,207	18,580
		75,274	66,797
Accumulated depreciation		(53,812)	(48,829)
		$21,462	$17,968
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $5.9 million, $5.3 million and $5.4 million, respectively.

(6) Intangible Assets and Goodwill

(a)	Intangibles
The Company capitalizes external costs incurred to file new patent applications and to extend the term of or defend existing patents. The details of the patents are as follows:

	December 31, 2018
(in thousands)	Average amortization period	Gross carrying amount	Accumulated amortization	Net value

Patents	5	$4,735	$(2,049)	$2,686

	December 31, 2017
(in thousands)	Average amortization period	Gross carrying amount	Accumulated amortization	Net value

Patents	5	$3,310	$(1,474)	$1,836
Amortization expense for intangible assets was $592 thousand, $472 thousand and $779 thousand for the years ended December 31, 2018, 2017 and 2016 , respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)
2019	$769
2020	697
2021	570
2022	424
2023	226
$2,686

(b)	Goodwill
The Company’s goodwill originated with the acquisition of Arbor Photonics, Inc. in December 2012.
The Company reviews its goodwill for impairment annually, or more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Company completed its annual review of goodwill as of December 31, 2018 and determined that no impairment of its recorded goodwill was necessary.
There were no changes in the carrying amount of goodwill during the years ended December 31, 2018 , 2017 and 2016.
(7) Other Assets
Other assets consisted of the following:

	December 31,	December 31,
(in thousands)	2018	2017
Demonstration assets, net	$1,982	$2,224
Deferred tax assets, net	3,114	1,807
Other	878	343
	$5,974	$4,374
Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years. Amortization expense for demo assets totaled $1.8 million, $2.1 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(8) Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,	December 31,
(in thousands)	2018	2017
Accrued payroll and benefits	$6,474	$6,201
Product warranty, current	2,669	3,589
Income tax payable	258	931
Other accrued expenses	1,307	1,929
	$10,708	$12,650
(9) Product Warranties
The Company's products are sold with warranty provisions that require the Company to remedy deficiencies in quality or performance over a specified period of time, generally four to 36 months, and occasionally up to 63 months for new products, at no cost to its customers. Net warranty charges incurred include labor charges and costs of replacement parts for repairs under warranty. A provision for the estimated future costs of warranty is based upon historical cost and product performance experience, and is recorded when revenues are recognized. The warranty accrual is recorded within the accrued liabilities and other long-term liabilities captions, based on the performance period.
The following is a reconciliation of the changes in the aggregate product warranty accrual during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017
Product warranty accrual, beginning	$4,186	$2,677
Warranty charges incurred, net	(3,152)	(2,278)
Provision for warranty charges	3,521	3,787
Product warranty accrual, ending	$4,555	$4,186
(10) Commitments
The Company leases its facilities in Vancouver, Washington; Hillsboro, Oregon; China, Finland, and South Korea as well as certain equipment under operating leases that expire at various dates through 2025. The Company had deposits of $398 thousand and $301 thousand as of December 31, 2018 and 2017, respectively, relating primarily to rent deposits on the China and Vancouver, Washington facility leases. Rent expense, before sublease income, totaled $3.2 million, $2.7 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Sublease income totaled $99 thousand, $86 thousand and $50 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
The minimum future rent payments under noncancelable operating leases as of December 31, 2018 are as follows:

(in thousands)
2019	$2,774
2020	2,392
2021	2,064
2022	1,482
2023	834
Thereafter	956
Total	$10,502
Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease, including any periods of free rent. Deferred rent liability associated with operating leases was $290 thousand and $254 thousand as of December 31, 2018 and 2017, respectively.
(11) Long‑Term Debt
 In March 2018, the Company entered into an Amended and Restated Loan and Security Agreement with Pacific Western Bank (successor in interest to Square 1 Bank). The agreement amended and restated in its entirety the Company's previous Loan and Security Agreement with Pacific Western Bank, dated March 13, 2014. The loan facility provided for up to $25.0 million in aggregate commitments, including a term loan of up to $15.0 million and a revolving loan facility equal to the lesser of (i) $25.0 million minus the unpaid principal amount of the term loan and the amount of any reserves for ancillary banking services, or (ii) a borrowing base equal to 85% of eligible accounts receivable plus the lesser of $5.5 million or 35% of eligible inventory. The principal amount of the term loan was to be repaid in thirty-six equal monthly installments beginning on July 14, 2018 with all outstanding principal and interest on the revolving loan due and payable on July 14, 2019.
In September 2018, the Company entered into the Second Amended and Restated Loan and Security Agreement with Pacific Western Bank (successor in interest to Square 1 Bank). The agreement amends and restates in its entirety the Company’s Amended and Restated Loan and Security Agreement entered in March 2018. As amended and restated, the loan agreement’s revolving credit facility provides for up to $40.0 million in aggregate commitments and was used to repay in full the term loan and revolving borrowings outstanding under the prior agreement. The Company may draw upon the credit facility until September 2021. The revolving loan bears interest at a per annum rate, depending on certain liquidity thresholds, ranging from adjusted

LIBOR plus 1.35% to 2.25%, or prime rate minus 1.40% to 0.50%. The line of credit also bears an unused credit fee at a per annum rate of 0.20%. Interest is due and payable monthly in arrears.
The Company’s loan with Pacific Western Bank is secured by liens, subject to certain exceptions, on substantially all of the Company’s existing and future assets, including but not limited to accounts receivable, inventory, property and equipment, and intellectual property.
Pursuant to the terms of the amended and restated loan agreement, the Company will be subject to certain financial covenants in the event it fails to meet certain specified liquidity thresholds. Prior to September 2018, the Company was subject to minimum revenue and maximum capital expenditure covenants. The Company was in compliance with all of its financial covenants as of December 31, 2018 and December 31, 2017.

The term loan balance was zero and $13.5 million at December 31, 2018 and December 31, 2017, respectively. The revolving loan balance was zero and $3.7 million at December 31, 2018 and December 31, 2017, respectively.
In 2015, the Company entered into a Loan and Security Agreement with Multiplier Growth Partners SPV I, LP, or Multiplier, agreeing to a term loan with a principal amount of up to $15.0 million, an interest rate of 11% per annum, and a maturity date of July 16, 2020. The initial borrowing consisted of $12.5 million in principal including $150 thousand in fees. In conjunction with the term loan, the Company granted a stock warrant to Multiplier, see Note 13 for details. In July 2017, and concurrent with the increase in the borrowing base of the Company’s loan facility with Pacific Western Bank noted above, the Company extinguished all debt outstanding with Multiplier. The transaction qualified as a debt extinguishment under FASB ASC Subtopic 470‑50, Debt, and a loss of $911 thousand, associated with an early prepayment penalty of $375 thousand, write‑down of debt issuance costs of $523 thousand, and other miscellaneous costs of $13 thousand, was recorded in other expense during the year ended December 31, 2017.
Long‑term debt consists of the following:

	December 31,	December 31,
(in thousands)	2018	2017
Pacific Western Bank, Term and Revolving Loans	$—	$17,200
2014 Finland equipment loans, Danske Bank	41	80
Capital leases, various	110	191
Total debt	151	17,471
Less: debt issuance costs	(42)	—
Total long-term debt	109	17,471
Less: current portion of long-term debt	(91)	(2,363)
Non-current portion of long-term debt	$18	$15,108
Amortization of debt issuance costs was $9 thousand, $96 thousand and $194 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has minimum payment schedules that call for future principal payments summarized as follows:

(in thousands)
2019	$106
2020	45
$151

(12) Income Taxes
Income (loss) before income tax expense was as follows:

(in thousands)	Year Ended December 31,
	2018	2017	2016
Domestic	$10,901	$(9,064)	$(19,006)
Foreign	$6,637	$15,759	$6,686
Income (loss) before income tax	$17,538	$6,695	$(12,320)
Income tax provision was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current tax expense:
Federal	$—	$—	$—
State	9	—	8
Foreign	5,032	5,200	1,632
Current tax expense	5,041	5,200	1,640

Deferred tax expense
Federal	—	—	—
State	—	—	—
Foreign	(1,441)	(342)	242
Deferred tax expense	(1,441)	(342)	242
Income tax expense	$3,600	$4,858	$1,882

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to the loss before income tax as a result of the following differences:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Tax computed at federal statutory rate	$3,683	$2,276	$(4,189)
State tax, net of federal tax benefit	27	(102)	(125)
Permanent items	545	1,078	662
Foreign dividends and unremitted earnings	159	796	586
Foreign rate differential	(347)	(1,897)	(991)
Rate change due to tax reform	2,819	17,176	—
Federal credits	(619)	(302)	(363)
Tax contingencies, net of reversals	2,140	592	663
Other	(1,537)	109	302
Valuation allowance	(3,270)	(14,868)	5,337
Income tax expense	$3,600	$4,858	$1,882

The income tax expense recorded primarily relates to operations in China and Finland, which have income tax rates of 25% and 20%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$16,407	$21,626	$35,803
Research and alternative minimum tax credits	4,501	3,635	3,373
Accrued expenses and other	2,806	1,891	2,466
Inventory	4,248	2,280	2,155
Property and equipment	1,334	1,644	2,351
Total gross deferred tax assets	29,296	31,076	46,148
Less valuation allowance	(25,603)	(28,873)	(43,741)
Total deferred tax assets	3,693	2,203	2,407
Deferred tax liabilities
Intangible assets	(579)	(396)	(503)
Unremitted foreign earnings	—	—	(521)
Total deferred tax liabilities	(579)	(396)	(1,024)
Net deferred tax assets	$3,114	$1,807	$1,383

    Net deferred tax assets of $3.1 million, $1.8 million, and $1.4 million as of December 31, 2018, 2017 and 2016, respectively, are included in other assets within the consolidated balance sheet.

In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to uncertainty with respect to ultimate realizability of deferred tax assets, the Company has provided a valuation allowance against the U.S. deferred tax assets. The net change in the total valuation allowance during the years ended December 31, 2018, 2017 and 2016 were decreases of $3.3 million and $14.9 million and an increase of $5.3 million, respectively.

At December 31, 2018, the Company has U.S. and state net operating loss carryforwards of $74.4 million and $11.6 million, respectively. These net operating losses will expire between 2023 and 2037 if not used by the Company to reduce income taxes payable in future periods. The Company has U.S. and state research and development credits of $5.3 million and $22 thousand, respectively. These credits will begin to expire between 2019 and 2038 if not used by the Company to reduce income taxes payable in future periods.

Utilization of net operating loss carryforwards, credit carryforwards and certain deductions have been subject to annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company's ownership have required the Company to limit the amount of net operating loss and research and development credit carryforwards that were previously available to offset future taxable income. The Company has had three "change in ownership" events that limit the utilization of net operating loss carryforwards. The "change in ownership" events occurred twice in August of 2000 and in January of 2001, and resulted in net operating loss carryforward limitations of $17 thousand, $52 thousand, and $459 thousand for net operating losses generated prior to the change. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

The following table presents a reconciliation of the changes in the unrecognized tax benefit:

(in thousands)
Balance at December 31, 2015	$1,528
Additions based on tax positions related to the current year	570
Additions for tax positions of prior years	3
Other	(51)
Balance at December 31, 2016	$2,050
Additions based on tax positions related to the current year	365
Additions for tax positions of prior years	99
Other	3
Balance at December 31, 2017	$2,517
Additions based on tax positions related to the current year	3,398
Additions for tax positions of prior years	92
Reductions for tax positions of prior years	(49)
Reductions as a result of a lapse of applicable statute of limitations	(5)
Other	(66)
Balance at December 31, 2018	$5,887

At December 31, 2018, the Company has recognized $3.5 million unrecognized tax benefits (excluding interest and penalties) in non-current income taxes payable and $2.4 million of unrecognized tax benefits in noncurrent deferred tax assets on the accompanying consolidated balance sheet. $5.9 million of the Company's unrecognized tax benefits, if recognized, would impact the effective tax rate. At December 31, 2017, the Company has recorded $1.5 million of unrecognized tax benefits in non-current income taxes payable and $1.0 million of unrecognized tax benefits recognized as an offset to noncurrent deferred tax assets on the accompanying consolidated balance sheet. The Company does not expect a significant decrease to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has recognized penalties and interest during the years ended December 31, 2018, 2017 and 2016, of $0.4 million, $0.4 million, and $0.1 million, respectively. At December 31, 2018 and 2017 interest and penalties associated with unrecognized tax benefits were $1.3 million and $0.9 million, respectively.

At December 31, 2018, the Company's tax years 2015 through 2018, 2014 through 2018, and 2008 through 2018, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and to make adjustments up to the net operating loss and credit carryforward amounts. The Company is not currently under federal, state, or foreign examination.

2017 Tax Act

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) introduced significant changes to U.S. income tax law. Effective 2017, the 2017 Tax Act included a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017. Effective 2018, the 2017 Tax Act reduced the U.S. statutory tax rate from 34% to 21%, and created new taxes on certain foreign-sourced earnings, repealed the domestic manufacturing deduction, and placed additional limitations on executive compensation and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company's 2017 financial results reflected the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. The accounting for the income tax effects of the 2017 Tax Act is considered complete at December 31, 2018, with no material changes to the amounts recorded in 2017.

The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which have the most significant impact on the Company's federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company's deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34% to 21%, resulting in a $16.1 million increase in income tax expense for the year ended December 31, 2017 and a corresponding decrease in net deferred tax assets as of December 31, 2017. These adjustments were fully offset with a corresponding adjustment to the valuation allowance.

Transition Tax on Foreign Earnings

The Company recognized a provisional income tax expense of $1.1 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. This resulted in a corresponding decrease in deferred tax assets due to the utilization of net operating loss carryforwards. This amount was finalized as of December 31, 2018 without material adjustment from the provisional amount.

(13) Stockholders’ Equity

(a)	Authorized Shares
As of December 31, 2018 and 2017, the Company was authorized to issue a total of 195.0 million and 319.5 million shares respectively, with a par value of $0.0001 per share. The authorized shares as of December 31, 2018 consisted of 190.0 million of common stock and 5.0 million of preferred stock. The authorized shares as of December 31, 2017 consisted of 190.0 million shares of common stock and 129.5 million shares of convertible preferred stock (consisting of 22.9 million Series C, 28.3 million Series D, 11.8 million Series E, 37.3 million Series F, and 29.2 million Series G shares).

(b)	Common Stock
At December 31, 2018 and December 31, 2017 the Company had 36.7 million and 3.0 million shares of common stock issued and outstanding, respectively.

(c)	Series A and Series B Convertible Preferred Stock
In August and November 2000, the Company sold a total of 1.8 million shares of Series A convertible preferred stock at $5.15 per share to investors. In January 2001, the Company sold an additional 40 thousand shares of Series A convertible preferred stock for the same price. In January 2001, the Company sold 3.3 million shares of its Series B convertible preferred stock for $13.30 per share to investors. Series A and Series B shares were converted to Series C convertible preferred stock and common stock in 2004.

(d)	Series C, Series D, Series E, Series F and Series G Convertible Preferred Stock
In January, March, and October 2004, the Company sold a total of 1.6 million shares of Series C convertible preferred stock at $8.490 per share to investors for a net consideration of $13.1 million (net of offering costs of $129 thousand).
Holders of Series A and Series B convertible preferred stock were provided an opportunity to participate in the Series C financing. Those investors that elected to participate in the Series C financing exchanged their Series A convertible preferred stock and Series B convertible preferred stock for a total of 3.0 million shares of Series C convertible preferred stock. All remaining shares of Series A and Series B convertible preferred stock were converted to common stock on a one‑for‑one basis.
At December 31, 2017, there were 4.6 million shares of Series C issued and outstanding.
In March and May 2007, the Company sold a total of 3.3 million shares of Series D convertible preferred stock at $4.590 per share to investors for a net consideration of $15.2 million (net of offering costs of $14 thousand).
In January and June 2009, the Company sold a total of 2.3 million shares of Series D convertible preferred stock at $4.590 per share to investors for a net consideration of $10.7 million (net of offering costs of $55 thousand).

At December 31, 2017, there were 5.7 million shares of Series D issued and outstanding.
In February and July 2011, the Company sold a total of 2.3 million shares of Series E convertible preferred stock at $7.4695 per share to investors for a net consideration of $17.4 million (net of offering costs of $135 thousand).
At December 31, 2017, there were 2.3 million shares of Series E issued and outstanding.
In November 2014, the Company sold a total of 1.0 million shares of Series F convertible preferred stock at $5.145 per share to investors for a net consideration of $4.9 million (net of offering costs of $127 thousand).
In January and April 2015, the Company sold a total of 4.0 million shares of Series F convertible preferred stock at $5.145 per share to investors for a net consideration of $20.3 million (net of offering costs of $71 thousand).
In January and February 2016, the Company sold a total of 2.3 million shares of Series F convertible preferred stock at $5.145 per share to investors for a net consideration of $12.0 million (net of offering costs of $36 thousand).
At December 31, 2017, there were 7.3 million shares of Series F issued and outstanding.
In April and May 2017, the Company sold a total of 4.8 million shares of Series G convertible preferred stock at $5.9885 per share to investors for a gross consideration of $28.8 million. Total offering costs incurred in connection with the financing were $1.3 million, of which $45 thousand was incurred in 2016.
At December 31, 2017, there were 4.8 million of Series G issued and outstanding.
The rights and privileges of the Series C, Series D, Series E, F, and G convertible preferred stock are as follows:
Dividends
The holders of shares of Series F and Series G convertible preferred stock are entitled to receive dividends out of any assets legally available in preference to any declaration or payment of any dividend on the Series C, Series D, or Series E convertible preferred stock or common stock. The dividend rate for the Series F and Series G convertible preferred stock is equal to $0.206 and $0.240 per annum (as adjusted for any stock splits, stock dividends or distributions, recapitalizations, and similar events) on each outstanding share of Series G and Series F convertible preferred stock, respectively. The holders of Series C convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock are entitled to receive dividends payable out of any assets legally available in preference to any declaration or payment of any dividend (payable other than in common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of common stock) on the common stock, at the rate of $0.340, in the case of the Series C convertible preferred stock, $0.184 in the case of the Series D convertible preferred stock, and $0.300 in the case of the Series E convertible preferred stock, per share per annum (as adjusted for any stock splits, stock dividends or distributions, recapitalizations, and similar events) on the convertible preferred stock, payable annually. Such dividends are payable only if declared by the board of directors, and are not cumulative. As of December 31, 2017 no dividends have been declared.
Liquidation Preference
In the event of liquidation the holders of Series F and Series G convertible preferred stock will be entitled to receive, in preference to the holders of Series C, D, and E convertible preferred stock and the holders of common stock, a per share amount equal to $5.145 and $5.9885, respectively, plus any declared but unpaid dividends. Upon the completion of distribution to holders of Series G and Series F convertible preferred stock, the holders of Series C, D, and E convertible preferred stock will be entitled to receive, in preference to the holders of common stock, a per share amount equal to $8.490, $4.590, and $7.4695, respectively, plus any declared but unpaid dividends. After payment of the Liquidation Preference to the holders of Series C, D, and E convertible preferred stock, any remaining assets of the Company legally available for distribution to stockholders will be distributed among the holders of common stock on a pro rata basis. As of December 31, 2017 the aggregate liquidation preference to the convertible preferred stockholders was as follows:

(in thousands)
Series C	$38,820
Series D	25,980
Series E	17,537
Series F	37,334
Series G	28,783
$148,454
Conversion
Each share of Series C, D, E, F and G convertible preferred stock is convertible, at the option of the holder, at any time into shares of the Company’s common stock. Each share of Series C, D, E, F and G convertible preferred stock is initially convertible into one share of the Company’s common stock. Shares of Series C, D, E, F and G convertible preferred stock automatically convert to shares of common stock upon the earlier of an initial public offering of the Company’s equity securities of not less than $7.185 per share and gross aggregate cash proceeds of $50 million or the written consent of the holders of a majority of the then-outstanding shares of convertible preferred stock, voting together as a single class on an as‑converted basis, and the holders of a majority of the then-outstanding shares of Series G convertible preferred stock, voting together as a separate class.
Immediately prior to the closing of the IPO on April 30, 2018 all shares of the outstanding convertible preferred stock automatically converted into an aggregate of 24.6 million shares of common stock. There were no outstanding shares of convertible preferred stock as of December 31, 2018.
Voting Rights
The holders of each share of Series C, D, E, F and G convertible preferred stock are entitled to a number of votes equal to the number of shares of common stock into which such shares could be converted. In addition, the consent of the holders of a majority of the convertible preferred stock, voting as a separate class, is required for certain corporate actions. The holders of Series E, F and G convertible preferred stock have additional voting rights, which require the consent of the holders of a majority of the then-outstanding shares of Series E,F or G convertible preferred stock, each voting as a separate class, to consent to certain corporate actions as the case may be.
Warrants
In conjunction with the Loan and Security Agreement with Pacific Western Bank, the Company granted 20 thousand warrants to purchase Series E convertible preferred stock at an exercise price of $7.47 per share in 2014. The fair value of the warrants was recorded as a debt discount and was not material to the consolidated financial statements. The warrants were exercised and converted to 15 thousand common shares in May 2018.
In conjunction with the Loan and Security Agreement with Multiplier, the Company granted 194 thousand warrants to purchase Series F convertible preferred stock at an exercise price of $5.15 per share in 2015. The warrants were measured at fair value using the Black‑Scholes option pricing model, with assumptions of expected term of five years, volatility of 39.0%, and risk free rate of 1.7%. The relative fair value of the warrants of $360 thousand was accounted for as debt discount, and was initially included in debt issuance costs before being written off in the current year as a result of the debt extinguishment described in Note 11. The warrants were exercised and converted to 145 thousand common shares in November 2018.
(e)    Preferred Stock
In April 2018, the Company's Board of Directors approved an increase to the amount of authorized preferred stock to become effective on the closing of the Company's IPO. As of December 31, 2018 there were 5.0 million shares of preferred stock, par value $0.0001, authorized and no shares of preferred stock issued and outstanding.

(f)	2001 and 2018 Stock Plans

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
As of December 31, 2018 and December 31, 2017 the Company had reserved 9.0 million shares of common stock for issuance under the two plans to employees, directors, and consultants of the Company. Of these shares, a total of 2.9 million and 1.7 million shares, respectively were available for issuance as of December 31, 2018 and December 31, 2017.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2018:

(in thousands, except weighted average grant price)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 31, 2017	5,369	$1.09	7.4	$29,863
Options granted	357	$9.71
Options exercised	(387)	$0.94
Options canceled	(168)	$4.31
Outstanding, December 31, 2018	5,171	$1.60	7.2	$83,700
Options exercisable at December 31, 2018	3,027	$0.92	6.6	$51,041
Options vested as of December 31, 2018 and expected to vest after December 31, 2018	5,171	$1.60	7.2	$83,700
Total intrinsic value of options exercised for the years ended December 31, 2018 and 2017 was $6.7 million and $751 thousand, respectively. The Company received proceeds of $362 thousand and $336 thousand from the exercise of options for the years ended December 31, 2018 and 2017, respectively.
The Company has granted time-based options, time-based restricted stock unit awards, performance-based restricted stock unit awards, time-based restricted stock awards, and performance-based restricted stock awards.

Restricted stock award activity during the year ended December 31, 2018 was as follows:

(in thousands, except weighted average grant price)	Number of restricted stock awards	Weighted average grant date fair value
Outstanding, December 31, 2017	—	$0.00
Awards granted	115	$37.15
Awards vested	—	$0.00
Awards canceled	—	$0.00
Outstanding, December 31, 2018	115	$37.15

Restricted stock unit activity during the year ended December 31, 2018 was as follows:

(in thousands, except weighted average grant price)	Number of restricted stock units	Weighted average grant date fair value
Outstanding, December 31, 2017	—	$0.00
Units granted	563	$30.26
Units vested	(2)	$32.50
Units canceled	(4)	$23.73
Outstanding, December 31, 2018	557	$30.31

Of the 672 thousand non-vested restricted stock awards and restricted stock units outstanding under the 2018 Plan as of December 31, 2018, 206 thousand awards represent the expected number of awards whereby vesting is contingent on meeting certain performance conditions. The stock-based compensation expense for those awards in the year ended December 31, 2018 was estimated by the Company at 100% achievement.

Total compensation cost related to nonvested options, restricted stock units and restricted stock awards not yet recognized is $19.4 million, which will be recognized over the next five years as follows:

(in thousands)
2019	$6,925
2020	6,123
2021	4,500
2022	1,817
2023	8
$19,373

(g)    2018 Employee Stock Purchase Plan

During the year ended December 31, 2018, the Company's Board of Directors approved the terms of the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The 2018 ESPP became effective on April 24, 2018. Subject to any limitations therein, the 2018 ESPP allows eligible employees to contribute up to 10% of their earnings for the purchase of common stock at a discounted price per share. The 2018 ESPP provides for separate six-month offering periods commencing on the first trading day on or after May 15 and November 15 of each calendar year. The initial offering period will occur from November 15, 2018 through May 14, 2019.

A total of 0.9 million shares of common stock are available for sale under the 2018 ESPP. The number of shares of common stock that are available for sale under the ESPP also includes an annual increase on the first day of each fiscal year following the fiscal year in which the first offering period enrollment date occurs, equal to the least of: 0.9 million shares; 2% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or such other amount as the Board of Directors may determine. As of December 31, 2018, no shares of the Company's common stock have been purchased under the 2018 ESPP.

(14) 401(k) Plan
The Company has a 401(k) Profit Sharing Plan and Trust (the Plan). Participation in the Plan is voluntary and is available to all employees. Employees are eligible to participate in the Plan on the first day of the month after their first day of employment. Participants may elect to contribute part of their annual salary to the Plan up to the statutorily prescribed limit. The Company may make discretionary matching or qualified nonelective contributions to the Plan. The Company maintains a match of 40% of each dollar up to the first 5% of compensation that is contributed to the Plan. The match for the years ended December 31, 2018, 2017 and 2016 was $606 thousand, $462 thousand and $376 thousand, respectively, and is recorded within the cost of revenues and operating expenses in the consolidated statements of operations.

(15) Segment and Geographic Information
The Company operates in one segment which involves the design, development, production and distribution of fiber lasers, semiconductor lasers, and other related products. The Company's chief operating decision‑maker (CODM) is the chief executive officer. The CODM regularly reviews financial information presented on a total company basis, accompanied by information about revenue and direct costs by product family for purposes of monitoring the product mix impact on total gross margin. Throughout the year, the CODM allocates capital resources on a project‑by‑project basis across the Company’s entire asset base to maximize profitability regardless of the legal entity, product or end market basis.
The Company markets and sells its products throughout the world through both direct sales and distribution channels. The geographic sources of the Company’s revenues based on the customer's location are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
China	$70,196	$55,344	$38,309
North America	70,694	46,489	36,200
Rest of World	50,469	36,747	26,816
	$191,359	$138,580	$101,325
The geographic locations of the Company’s long‑lived assets, net, based on location of the assets, are as follows:

	December 31,	December 31,
(in thousands)	2018	2017
United States	$18,308	$13,991
China	8,187	8,433
Rest of World	1,022	991
	$27,517	$23,415

(16) Net Income (Loss) per Share
Net income (loss) per share is presented in conformity with the two‑class method required for multiple classes of common stock and participating securities.
The participating securities include convertible preferred stock as the holders of these securities are entitled to receive a noncumulative dividend in preference to the common stockholders in the event that a dividend is declared on common stock. The holders of convertible preferred stock do not have a contractual obligation to share in the losses. As such, net loss for the year ended December 31, 2016 was not allocated to the participating securities. The convertible preferred stock converted to common stock on April 30, 2018 upon the closing of the Company's initial public offering. As such, for the year ended December 31, 2018 only income earned prior to April 30, 2018 has been allocated to these participating securities.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Numerator:
Net income (loss)	$13,938	$1,837	$(14,202)
Participating securities:
Income allocated to participating securities	(4,415)	(1,837)	—
Net income (loss) attributable to common stockholders	9,523	—	(14,202)

Denominator:
Weighted-average shares, basic	24,862	2,735	2,500
Dilutive effect of restricted stock units and awards	11	—	—
Dilutive effect of common stock options	5,086	—	—
Weighted-average common shares outstanding, diluted	29,959	2,735	2,500
Net income (loss) per share attributable to common stockholders:
Basic	$0.38	$0.00	$(5.68)
Diluted	$0.32	$0.00	$(5.68)
The following potentially dilutive shares of convertible preferred stock, preferred stock warrants, restricted stock awards and units, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Convertible preferred stock	—	23,095	19,774
Preferred stock warrants	—	214	214
Restricted stock units and awards	622	—	—
Common stock options	—	5,369	4,602
Total	622	28,678	24,590

(17) Quarterly Results of Operations (unaudited)
The following table summarizes unaudited quarterly financial data for 2018 and 2017 (in thousands, except per share data):

	Year Ended December 31, 2018
	Q4	Q3	Q2	Q1	Full Year
Revenues	$46,162	$51,025	$51,705	$42,467	$191,359
Gross profit	16,506	18,047	17,679	14,729	66,961
Net income attributable to common stockholders	2,360	4,009	3,154	—	9,523
Net income per share, basic	$0.06	$0.11	$0.13	$0.00	$0.38
Net income per share, diluted	$0.06	$0.10	$0.11	$0.00	$0.32

	Year Ended December 31, 2017
	Q4	Q3	Q2	Q1	Full Year
Revenues	$37,482	$36,547	$34,664	$29,887	$138,580
Gross profit	12,282	12,345	10,680	8,967	44,274
Net income (loss) attributable to common stockholders	—	—	(287)	(1,213)	—
Net income (loss) per share, basic	$—	$—	$(0.11)	$(0.47)	$0.00
Net income (loss) per share, diluted	$—	$—	$(0.11)	$(0.47)	$0.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective.

Management's Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2018.

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, principal accounting officer and controller and persons performing similar functions. The Code of Ethics is posted on our website at http://investors.nlight.net/IR/corporate-governance. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2019 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2018.

PART IV
ITEM 15. EXHIBITS

(a)(1) Financial Statements
We have filed the financial statements listed in the Index to Consolidated Financial Statements as a part of this report.

(a)(2) Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-38462	3.2	May 25, 2018
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Amended and Restated Investors' Rights Agreement, dated April 28, 2017, by and among the registrant and the parties named therein	S-1	333-224055	4.2	March 30, 2018
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-224055	10.1	April 16, 2018
10.2+	2001 Stock Option Plan, as amended, and related form agreements	S-1	333-224055	10.2	March 30, 2018
10.3+	2018 Equity Incentive Plan and related form agreements	S-1/A	333-224055	10.3	April 16, 2018
10.4+	2018 Employee Stock Purchase Plan and related form agreements	S-1/A	333-224055	10.4	April 16, 2018
10.5+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement	8-K	001-38462	10.1	June 4, 2018
10.6+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement (Performance-Based)	8-K	001-38462	10.2	June 4, 2018
10.7+	2018 Equity Incentive Plan-Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.3	June 4, 2018
10.8+	2018 Executive Incentive Compensation Plan	S-1	333-224055	10.5	March 30, 2018
10.9+	Employment Agreement, dated March 29, 2018, by and between the registrant and Scott Keeney	S-1	333-224055	10.6	March 30, 2018
10.10+	Employment Agreement, dated March 29, 2018, by and between the registrant and Ran Bareket	S-1	333-224055	10.7	March 30, 2018
10.11+	Employment Agreement, dated March 29, 2018, by and between the registrant and Robert Martinsen	S-1	333-224055	10.8	March 30, 2018
10.12	Amended and Restated Loan and Security Agreement, dated March 28, 2018, by and between the registrant and Pacific Western Bank	S-1	333-224055	10.10	March 30, 2018
10.13	First Amendment to Amended and Restated Loan and Security Agreement, dated July 18, 2018, by and between the registrant and Pacific Western Bank	10-Q	001-38462	10.1	August 10, 2018
10.14	Second Amended and Restated Loan and Security Agreement, dated September 24, 2018, by and among nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 27, 2018
10.15	North Park Industrial Center Business Park Lease Agreement, dated May 21, 2013, by and between the registrant and Aspen Hinton, LLC	S-1	333-224055	10.11	March 30, 2018

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.16	North Park Industrial Center Amended and Restated Lease Agreement, dated April 1, 2010, by and between the registrant and Dutton Aspen LLC (as successor in interest to Aspen North Park L.L.C.), as amended by the First Amendment to Lease, dated June 18, 2012 and the Second Amendment to Lease, dated August 1, 2016	S-1	333-224055	10.12	March 30, 2018
10.17	First Amendment to Business Park Lease, dated May 10, 2018, by and between nLIGHT, Inc. and Mittleman North Park, LLC	8-K	001-38462	10.1	May 11, 2018
10.18	Lease Agreement, dated April 7, 2000, by and between the registrant and Juhani Leijamaa, as amended by the Lease Contract Extension dated March 21, 2016	S-1	333-224055	10.13	March 30, 2018
10.19	Lease Agreement, dated April 7, 2000, by and between the registrant and Hannele Saamio, as amended by the Lease Contract Extension, dated as of March 21, 2016	S-1	333-224055	10.14	March 30, 2018
21.1	List of Subsidiaries of Registrant	S-1	333-224055	21.1	March 30, 2018
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.
*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NLIGHT, INC.

Date: March 15, 2019	By:	/s/ SCOTT KEENEY
Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2019	By:	/s/ RAN BAREKET
Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Keeney and Ran Bareket, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SCOTT KEENEY	President, Chief Executive Officer and Director (Principal Executive Officer)
Scott Keeney		March 15, 2019

/s/ RAN BAREKET	Chief Financial Officer (Principal Accounting and Financial Officer)
Ran Bareket		March 15, 2019

/s/ BANDEL CARANO	Director
Bandel Carano		March 15, 2019

/s/ DOUGLAS CARLISLE	Director
Douglas Carlisle		March 15, 2019

/s/ BILL GOSSMAN	Director
Bill Gossman		March 15, 2019

/s/ RAYMOND LINK	Director
Raymond Link		March 15, 2019

/s/ GARY LOCKE	Director
Gary Locke		March 15, 2019

/s/ GEOFFREY MOORE	Director
Geoffrey Moore		March 15, 2019

/s/ DAVID OSBORNE	Director
David Osborne		March 15, 2019