Form 10-Q
period 2019-03-31
NLIGHT, INC.
filed 2019-05-09
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
(360) 566-4460
(Registrant’s telephone number, including area code) __________________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                             Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                          Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☐
						Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, par value $0.0001 per share share	LASR	The NASDAQ Stock Market LLC

As of May 3, 2019, the Registrant had 37,004,846 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands; unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$142,366	$149,478
Accounts receivable, net of allowances of $330 and $303	30,160	26,528
Inventory	40,846	35,329
Prepaid expenses and other current assets	5,822	7,286
Total current assets	219,194	218,621
Property and equipment, net of accumulated depreciation of $54,874 and $53,812	22,135	21,462
Intangible assets, net of accumulated amortization of $2,213 and $2,049	2,786	2,686
Goodwill	1,387	1,387
Other assets	6,029	5,974
Total assets	$251,531	$250,130

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,986	$12,068
Accrued liabilities	9,831	10,708
Customer advances	88	493
Deferred revenue	61	227
Current portion of long-term debt	102	91
Total current liabilities	24,068	23,587
Non-current income taxes payable	6,817	6,472
Long-term debt	19	18
Other long-term liabilities	1,964	2,270
Total liabilities	32,868	32,347
Stockholders' equity:
Preferred stock - $0.0001 par value; 5,000 shares authorized, zero shares issued and outstanding at March 31, 2019 and December 31, 2018.	—	—
Common stock - $0.0001 par value; 190,000 shares authorized, 36,906 shares issued and outstanding at March 31, 2019 and 190,000 shares authorized, 36,705 shares issued and outstanding at December 31, 2018.	15	15
Additional paid-in capital	326,870	324,656
Accumulated other comprehensive loss	(2,417)	(2,157)
Accumulated deficit	(105,805)	(104,731)
Total stockholders’ equity	218,663	217,783
Total liabilities and stockholders’ equity	$251,531	$250,130

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$41,861	$42,467
Cost of revenues	28,347	27,738
Gross profit	13,514	14,729
Operating expenses:
Research and development	6,422	4,283
Sales, general, and administrative	8,144	6,238
Total operating expenses	14,566	10,521
Income (loss) from operations	(1,052)	4,208
Other income (expense):
Interest income (expense), net	750	(219)
Other income, net	820	76
Income before income taxes	518	4,065
Income tax expense	1,753	1,149
Net income (loss)	$(1,235)	$2,916
Less: Income allocated to participating securities	$—	$(2,916)
Net income (loss) attributable to common stockholders	$(1,235)	$—
Net income (loss) per share, basic	$(0.03)	$—
Net income (loss) per share, diluted	$(0.03)	$—
Shares used in per share calculations:
Basic	36,694	3,031
Diluted	36,694	3,031

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands; unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(1,235)	$2,916
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(260)	950
Comprehensive income (loss)	$(1,495)	$3,866

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands; unaudited)

	Three Months Ended March 31, 2019
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	36,705	$15	$324,656	$(2,157)	$(104,731)	$217,783
Net loss	—	—	—	—	—	—	(1,235)	(1,235)
Exercise of stock options	—	—	201	—	466	—	—	466
Stock-based compensation	—	—	—	—	1,748	—	161	1,909
Cumulative translation adjustment	—	—	—	—	—	(260)	—	(260)
Balance, March 31, 2019	—	$—	36,906	$15	$326,870	$(2,417)	$(105,805)	$218,663

	Three Months Ended March 31, 2018
	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	24,642	$12	2,979	$2	$180,657	$(719)	$(118,669)	$61,283
Net income	—	—	—	—	—	—	2,916	2,916
Exercise of stock options	—	—	77	—	61	—	—	61
Stock-based compensation	—	—	—	—	162	—	—	162
Deferred offering costs	—	—	—	—	(787)	—	—	(787)
Cumulative translation adjustment	—	—	—	—	—	950	—	950
Balance, March 31, 2018	24,642	$12	3,056	$2	$180,093	$231	$(115,753)	$64,585

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,235)	$2,916
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,565	1,434
Amortization	647	512
Provision for losses on accounts receivable	28	40
Stock-based compensation	1,909	162
Loss on disposal of property and equipment	5	13
Changes in operating assets and liabilities:
Accounts receivable, net	(3,582)	(4,689)
Inventory	(6,072)	(5,127)
Prepaid expenses and other current assets	1,500	(1,058)
Other assets	(588)	(285)
Accounts payable	2,113	2,701
Accrued and other long-term liabilities	(996)	(1,366)
Customer advances	(412)	166
Deferred revenue	(166)	156
Non-current income taxes payable	345	255
Net cash used in operating activities	(4,939)	(4,170)
Cash flows from investing activities:
Purchases of property, equipment and intangibles	(2,734)	(3,390)
Net cash used in investing activities	(2,734)	(3,390)
Cash flows from financing activities:
Principal payments on debt and capital leases	(25)	(29)
Payments of other financing costs	—	(521)
Proceeds from stock option exercises	467	61
Net cash provided by (used in) financing activities	442	(489)
Effect of exchange rate changes on cash	119	(16)
Net decrease in cash and cash equivalents	(7,112)	(8,065)
Cash and cash equivalents, beginning of period	149,478	36,687
Cash and cash equivalents, end of period	$142,366	$28,622
Supplemental disclosures:
Cash paid (received) for interest	$(769)	$252
Cash paid for income taxes	813	990
Accrued purchases of property, equipment and intangibles	835	1,380
Accrued deferred offering costs	—	797

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
(2) Summary of Significant Accounting Policies

(a)	Principles of Consolidation and Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and relate to nLIGHT, Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All intercompany balances have been eliminated.
In the opinion of the Company's management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018.

We have reclassified certain amounts in prior-periods financial statements to conform to the current period's presentation. On the consolidated balance sheets we present accumulated depreciation and amortization. On the cash flow statements we present depreciation and amortization as separate adjustments to reconcile net income (loss) to net cash used in operating activities.

(b)    Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to inventory valuation, allowances for doubtful accounts, warranty, sales return reserves and the recoverability of long-lived assets. Management of the Company bases its estimates on historical experience and on various other assumptions. Actual results could differ from those estimates.

(c)	Revenue Recognition
See Note 3, Revenue.

(d)     Risks and Uncertainties including Business and Credit Concentrations

The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended March 31,
	2019	2018
Raytheon Company	11.1%	—
Suzhou Quick Laser Technology Co., Ltd.	—	12.7%

    Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2019, two customers accounted for 20.2% and 11.2% of gross accounts receivable, respectively. As of December 31, 2018, one customer accounted for 16.6% of gross accounts receivable. No other customers accounted for 10% or more of gross accounts receivable in either of these periods.

(e)	Property and Equipment
Property and equipment are stated at cost. Improvements and replacements are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight‑line method over the estimated useful life of each asset, generally two to 12 years.

(f)	Stock‑Based Compensation
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
Total stock-based compensation expense by financial statement caption was as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$209	$22
Research and development	558	25
Sales, general and administrative	1,142	115
	$1,909	$162

(g)	Commitments and Contingencies
Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
The Company becomes involved in various legal proceedings and claims incidental to normal business activities. As of March 31, 2019, the Company believes these matters will not have a material adverse effect on the consolidated financial statements.

There have been no material changes to the commitments and contingencies as previously disclosed in the Company's annual report for the year ended December 31, 2018.

(h)	Fair Value of Financial Instruments
The Company's fair value hierarchy for its financial instruments consists of cash equivalents as follows:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Money market securities	$123,815	$—	$—	$123,815
Commercial paper	41	—	—	41
Total	$123,856	$—	$—	$123,856

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market securities	$123,121	$—	$—	$123,121
Commercial paper	299	—	—	299
Total	$123,420	$—	$—	$123,420
There have been no other material changes to the financial instruments as previously disclosed in the Company's annual report for the year ended December 31, 2018.

(i)	Recently Issued Accounting Standards
Newly-Adopted Standards
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), in June 2018. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. The Company adopted ASU 2018-07 on January 1, 2019 using the modified retrospective approach with fair value measurement of unsettled liability-classified nonemployee awards, and recorded a cumulative effect adjustment of $161 thousand to beginning retained earnings.

Issued Not Yet Adopted Standards

The FASB issued ASU No. 2016‑02, Leases (Topic 842), in February 2016. ASU 2016‑02 requires a lessee to recognize a right of use asset and a lease liability for virtually all leases, other than leases that meet the definition of short‑term. ASU 2016-02, as amended, is effective for annual reporting periods of emerging growth companies beginning after December 15, 2019. The Company expects to implement the provisions of ASU 2016‑02, as amended, as of January 1, 2020. The Company is currently evaluating the impact of this ASU, as amended, and cannot reasonably estimate the quantitative impact on the financial statements at this time. However, the Company does expect the most significant effects to relate to the recognition of new right-of-use ("ROU") assets and lease liabilities on its balance sheet for the Company's facilities operating leases. In addition, the Company expects this ASU, as amended, to have significant additional disclosure requirements.
(3) Revenue

(a) Adoption of ASC 606

The Company adopted ASC 606 “Revenue from Contracts with Customers” using the cumulative effect method with a date of initial application of January 1, 2019. Therefore, the comparative period information has not been adjusted and continues to be reported under ASC 605 “Revenue Recognition.” The impact of adoption was immaterial, and the Company expects the impact of the adoption of the new standard to be immaterial to the consolidated financial statements on an ongoing basis. A majority of the Company's revenue continues to be recognized at a point in time when control transfers based on the terms of the underlying contract.

(b) Revenue Recognition
Revenue is recognized when transfer of control to the customer occurs in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. As part of its consideration of the contract, the Company evaluates certain factors including the customer's ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, as the identified performance obligations. As the Company's standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. Payment terms in excess of one year are evaluated as they occur.

The Company allocates the transaction price to each distinct product based on its relative standalone selling price. Master sales agreements or purchase orders from customers could include a single product or multiple products. Regardless, the contracted price with the customer is agreed to at the individual product level outlined in the customer contract or purchase order. The Company does not bundle prices; however, it does negotiate with customers on pricing for the same products based on a variety of factors    (e.g. level of contractual volume). The Company has concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company's performance obligation is satisfied), which typically occurs at shipment or delivery, depending on shipping terms.

The Company often receives orders with multiple delivery dates that may extend across several reporting periods. The Company allocates the transaction price of the contract to each delivery based on the product standalone selling price. The Company invoices for each scheduled delivery upon shipment or delivery and recognizes revenues for such delivery at that point, assuming transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.

Rights of return generally are not included in customer contracts. Accordingly, product revenue is recognized upon shipment or delivery, as applicable, and transfer of control. Rights of return are evaluated as they occur.

As part of its adoption of the new revenue standard, the Company has elected to account for shipping and handling as fulfillment activities and record them in cost of sales. The election of this practical expedient results in accounting treatment consistent with the Company’s historical accounting policies and therefore, this election does not impact the comparability of the financial statements.

Revenue Recognition at a Point in Time - Revenues recognized at a point in time consist of sales of semiconductor lasers, fiber lasers and other related products.

Revenue Recognition over Time - Revenues recognized over time generally consist of arrangements for goods and services that are structured based on the Company’s costs.  Revenue for these arrangements is recognized as control transfers, which occurs as the work is performed. Billing under these arrangements generally occurs within one month after the work is completed.

The following tables represent a disaggregation of revenue from contracts with customers for the period presented:

Sales by End Market

Three Months Ended March 31, 2019
(in thousands)
Industrial	$18,124
Microfabrication	14,533
Aerospace and Defense	9,204
$41,861

Sales by Geography

Three Months Ended March 31, 2019
(in thousands)
North America	$15,770
China	13,653
Rest of World	12,438
$41,861

The Company frequently receives consideration from a customer prior to transferring goods to the customer under the terms of a sales contract. The Company records customer deposits related to these prepayments, which represent contract liabilities. The Company also records deferred revenue related to products for which consideration is received before the performance obligation has been satisfied. The Company recognizes customer deposits and deferred revenue as revenues after control of the goods or services has been transferred to the customer and the corresponding performance obligations are satisfied. These amounts are reflected within the balance sheet under customer advances and deferred revenue.

During the three months ended March 31, 2019, the Company recognized revenue of $0.7 million that was included in the customer advances and deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied during the three months ended March 31, 2019.

(4) Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Prepaid expenses	$2,281	$1,654
Value-added tax receivable, net	795	1,489
Vendor prepayments	196	1,263
Prepaid tax and duties	2,491	2,777
Other	59	103
	$5,822	$7,286

(5) Inventory
Inventory is stated at the lower of average cost and net realizable value. The components of inventory are as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Raw materials	$16,044	$14,174
Work in process and semi-finished goods	14,590	12,807
Finished goods	10,212	8,348
	$40,846	$35,329
(6) Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2019 and 2018.
(7) Other Assets
Other assets consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Demonstration assets, net	$2,069	$1,982
Deferred tax assets, net	3,114	3,114
Other	846	878
	$6,029	$5,974
Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years. Amortization expense for demo assets totaled $0.5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.
(8) Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Accrued payroll and benefits	$5,565	$6,474
Product warranty, current	2,168	2,669
Income tax payable	447	258
Other accrued expenses	1,651	1,307
	$9,831	$10,708
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
The following is a reconciliation of the changes in the aggregate product warranty liability during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Product warranty liability, beginning	$4,555	$4,186
Warranty charges incurred, net	(433)	(526)
Provision for warranty charges, net of adjustments	(398)	730
Product warranty liability, ending	$3,724	$4,390
Less: current portion of product warranty liability	(2,168)	(3,495)
Non-current portion of product warranty liability	$1,556	$895
(10) Long‑Term Debt
The terms of the Company's long-term debt arrangements were reported in its annual report for the year ended December 31, 2018. There have been no material changes to those arrangements during the three months ended March 31, 2019.

The term loan and revolving loan balances were zero at March 31, 2019 and December 31, 2018, respectively, and the Company was in compliance with all of its financial covenants as of those dates.

Long‑term debt consists of the following:

	March 31,	December 31,
(in thousands)	2019	2018
2014 Finland equipment loans, Danske Bank	31	41
Capital leases, various	90	110
Total debt	121	151
Less: debt issuance costs	—	(42)
Total long-term debt	121	109
Less: current portion of long-term debt	(102)	(91)
Non-current portion of long-term debt	$19	$18

(11) Income Taxes
Income Tax Provision

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

The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 differs from the U.S. statutory rate due to the U.S. valuation allowance, foreign income taxed at local statutory rates, and accrued withholding taxes. The increase in the effective tax rate from 2018 to 2019 is primarily due to decreased profitability within the U.S. entity as the Company maintains a full valuation allowance against the U.S. deferred tax assets.

In fiscal year to date 2019, the Company reported U.S. pre-tax losses, consistent with prior fiscal years to date within this decade, other than 2018. The Company has not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that its U.S. deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. deferred tax assets. It is reasonably possible that by the end of 2019, the Company will establish a sustained level of profitability in the U.S. As a result, it may reverse a significant portion of the valuation allowance recorded against its U.S. deferred tax assets. The reversal would result in an income tax benefit for the three months and the year ending December 31, 2019.

(12) Stockholders’ Equity

(a)	2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan
For the three months ended March 31, 2019, there were no material changes to the Company's 2018 Equity Incentive Plan and the 2018 Employee Stock Purchase Plan from our annual report for the year ended December 31, 2018.

(b)	2001 Stock Option Plan

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2019:

(in thousands, except weighted average prices)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, December 31, 2018	5,171	$1.60	7.2	$83,700
Options exercised	(201)	$2.33
Options canceled	(14)	$2.87
Outstanding, March 31, 2019	4,956	$1.56	6.8	$102,681
Options exercisable at March 31, 2019	3,102	$1.00	6.2	$65,998
Options vested as of March 31, 2019 and expected to vest after March 31, 2019	4,956	$1.56	6.8	$102,681
Total intrinsic value of options exercised for the three months ended March 31, 2019 and 2018 was $3.6 million and $678 thousand, respectively. The Company received proceeds of $467 thousand and $61 thousand from the exercise of options for the three months ended March 31, 2019 and 2018, respectively.

(13) Net Income (Loss) per Share

Net income (loss) per share is presented in conformity with the two‑class method required for multiple classes of common stock and participating securities.

The participating securities include convertible preferred stock as the holders of these securities are entitled to receive a noncumulative dividend in preference to the common stockholders in the event that a dividend is declared on common stock. The convertible preferred stock converted to common stock on April 30, 2018 upon the closing of the Company's initial public offering. As such, for the three months ended March 31, 2018, income earned has been allocated to these participating securities.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net income (loss)	$(1,235)	$2,916
Participating securities:
Income allocated to participating securities	—	(2,916)
Net income (loss) attributable to common stockholders	(1,235)	—

Denominator:
Weighted-average shares, basic	36,694	3,031
Weighted-average common shares outstanding, diluted	36,694	3,031
Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$—
Diluted	$(0.03)	$—
The following potentially dilutive shares of convertible preferred stock, preferred stock warrants, restricted stock awards and units, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive:

	Three Months Ended March 31,
(in thousands)	2019	2018
Convertible preferred stock	—	24,642
Preferred stock warrants	—	214
Restricted stock units and awards	681	—
Employee stock purchase plan	44	—
Common stock options	4,956	5,630
Total	5,681	30,486

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: "ability," "anticipate," "attempt," "believe," "can be," "continue," "could," "depend," "enable," "estimate," "expect," "extend," "grow," "if," "intend," "likely," "may," "objective," "ongoing," "plan," "possible," "potential," "predict," "project," "propose," "rely," "should," "target," "will," "would" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

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

Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part II, Item 1A, Risk Factors.

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

Overview

We are a leading provider of high‑power semiconductor and fiber lasers. Our lasers are changing not only the way things are made but also the things that can be made. We design, develop and manufacture the critical elements of our lasers, and we believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property. We function through a single operating segment in three primary markets: industrial, microfabrication, and aerospace and defense.

We sell our products worldwide. Based on customer location, we generated approximately 37% and 38% of our revenues from North America, approximately 33% and 36% of our revenues from China, and approximately 30% and 26% of our revenues from the rest of the world during each of the three months ended March 31, 2019 and 2018, respectively.

We had revenues of $41.9 million and $42.5 million, net income (loss) of $(1.2) million and $2.9 million, and an Adjusted EBITDA of $3.1 million and $6.3 million during the three months ended March 31, 2019 and 2018, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, see “Non‑GAAP Financial Information” in the Results of Operations discussion following this overview.

We primarily sell to three end markets: industrial, microfabrication, and aerospace and defense. For the three months ended March 31, 2019, approximately $18.1 million, $14.6 million and $9.2 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively. For the three months ended March 31, 2018, approximately $19.1 million, $15.7 million and $7.7 million of revenues were derived from the industrial, microfabrication, and aerospace and defense markets, respectively.

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
Manufacturing Costs and Gross Margins
Our gross profit, in absolute dollars and as a percentage of revenues, is impacted by our product sales mix, sales volumes, changes in average selling prices, or ASPs, production volumes, the corresponding absorption of manufacturing overhead expenses, production costs and manufacturing yields. Our product sales mix can affect gross profits due to variations in profitability related to product configurations and cost profiles, customer volume pricing, availability of competitive products in various markets, and new product introductions, among other factors. Capacity utilization affects our gross margin because we have a high fixed cost base due to our vertically integrated business model. Increases in sales and production volumes drive favorable absorption of fixed costs, improved manufacturing efficiencies and lower production costs. Gross margins may fluctuate from period to period depending on product mix and the level of capacity utilization. Gross margin for the three months ended March 31, 2019 and 2018 was 32.3% and 34.7%, respectively.
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
Revenues
Revenue is recognized when transfer of control to the customer occurs, in an amount reflecting the consideration to which we expect to be entitled. Our sales typically are made on a purchase order or similar basis rather than through long-term purchase contracts.

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
Operating Expenses
Research and Development
Our research and development expense consists primarily of compensation, development expenses related to the design of our products and certain components, allocated facilities and information technology costs, and the cost of materials and components to build prototype devices for testing. Costs related to product development are recorded as research and development expense in the period in which they are incurred. We expect that research and development expense will increase in absolute dollars as we invest in developing new products and technologies. However, we expect research and development expense to decrease modestly as a percentage of revenues over the longer term as revenues grow, although research and development expense may fluctuate as a percentage of revenues from period to period due to the timing and extent of these expenses.
Sales, General and Administrative
Our sales and marketing expense consists primarily of costs related to compensation, trade shows, travel, allocated facilities and information technology costs, amortization of assets used for demonstration purposes, commissions and other sales and marketing expenses, including charges and benefits related to the change in allowance for doubtful accounts.
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
Interest Income (Expense), Net
Interest income (expense), net, primarily consists of interest income on our deposit accounts, net of interest expense on outstanding debt.
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
We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. While earnings in 2018 in the U.S. resulted in the utilization of a portion of our accumulated net operating loss carry-forwards, due to the uncertainly with respect to their ultimate realizability, we continue to maintain a full valuation allowance as of March 31, 2019.

Given our current earnings levels and anticipated future earnings, we believe that there is a reasonable possibility that we may utilize these tax assets, and within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Revenues	$41,861	$42,467	$(606)	(1.4)%
Revenues for the three months ended March 31, 2019 decreased $0.6 million, or 1.4% compared to the same period in 2018. The decrease is driven primarily by lower revenues in the industrial end market in China.
Revenues from the industrial end market decreased $1.0 million, or approximately 5% from the same period in 2018. The decrease in revenue was driven by price reductions in China related to the lower-power segment of the market. Revenues from the microfabrication end market decreased $1.1 million or 7%. The decrease was driven by lower sales to customers for consumer electronics and semiconductor markets, primarily in North America and the rest of the world. Revenues from the aerospace and defense end market increased $1.5 million, or 19% compared to the same period in 2018. This increase was driven by higher revenues on our existing government contracts.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Cost of revenues	$28,347	$27,738	$609	2.2%
Gross profit	$13,514	$14,729	$(1,215)	(8.2)%
Gross margin as % of revenue	32.3%	34.7%	—	(2.4)%

Gross margin for the three months ended March 31, 2019 decreased from 34.7% to 32.3%. The decline in gross margin was driven primarily by price declines for certain products serving the industrial market and impact of tariff costs, partially offset by product cost improvements and better product mix.

Operating Expenses

Research and Development

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Research and development	$6,422	$4,283	$2,139	49.9%

Research and development expense for the three months ended March 31, 2019 increased $2.1 million, or 49.9%, compared to the same period in 2018. The increase was primarily related to higher compensation costs due to increased headcount and an additional $0.5 million of stock-based compensation, higher materials and facilities expenses related to our continued investment in product development initiatives.

Sales, General and Administrative

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$8,144	$6,238	$1,906	30.6%

Sales, general and administrative expense for the three months ended March 31, 2019 increased $1.9 million, or 30.6%, compared to the same period in 2018. The increase was primarily driven by higher compensation due to modest headcount growth and an additional $1.0 million of stock-based compensation. We also incurred increased costs for insurance and taxes related to being a public company, and higher marketing, personnel related and amortization expenses compared to the same period in 2018.

Interest Income (Expense), net

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Interest income (expense), net	$750	$(219)	$969	NM

Interest income, net, for the three months ended March 31, 2019 increased $1.0 million compared to the net expense during the same period in 2018. The net change was primarily driven by interest income generated on the cash we received in our 2018 initial and follow-on public offerings and a reduction in interest expense on our loan facilities which were paid off as of December 31, 2018.

Other Income, net

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Other income, net	$820	$76	$744	NM

The increase in other income, net for the three months ended March 31, 2019 was primarily attributable to higher net unrealized and realized foreign exchange gains compared to the same period in 2018, driven by foreign exchange rate fluctuations between the USD and the Chinese RMB.

Income Tax Expense

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Income tax expense	$1,753	$1,149	$604	52.6%

Income tax expense for the three months ended March 31, 2019 increased $0.6 million or 52.6% between the periods. Our tax expense is highly dependent upon the geographic mix of earnings, and is primarily related to operations in China and Finland. There is limited tax expense associated with our operations in the U.S. as we maintain a full valuation allowance against our U.S. deferred tax assets. The increase was driven by decreased income from our U.S. operations relative to our foreign subsidiaries, which resulted in a higher effective tax rate during the three months ended March 31, 2019.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income (loss)	$(1,235)	$2,916
Income tax expense	1,753	1,149
Other income, net	(820)	(76)
Interest (income) expense, net	(750)	219
Depreciation and amortization	2,212	1,946
Stock-based compensation	1,909	162
Adjusted EBITDA	$3,069	$6,316

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

Liquidity and Capital Resources

We had cash and cash equivalents of $142.4 million and $149.5 million as of March 31, 2019 and December 31, 2018, respectively.

For the three months ended March 31, 2019, our principal uses of liquidity were to fund our working capital needs and purchase new capital equipment. To date, our principal sources of liquidity have been the net proceeds we received through sales of equity securities, borrowings under our credit facilities, and from our initial public offering and secondary offering, and payments received from customers for our products.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(4,939)	$(4,170)
Net cash used in investing activities	(2,734)	(3,390)
Net cash provided by (used in) financing activities	442	(489)
Effect of exchange rate changes on cash	119	(16)
Net decrease in cash	$(7,112)	$(8,065)
Net Cash Used in Operating Activities
During the three months ended March 31, 2019, net cash used in operating activities was $4.9 million which was primarily driven by $1.2 million of net loss reported for the period, non‑cash adjustments of $4.2 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by a $3.6 million increase in accounts receivable, due to the timing of sales and customer collections, and a $6.1 million increase in inventory to support new product introductions and future growth.
During the three months ended March 31, 2018, net cash used in operating activities was $4.2 million which was driven by $2.9 million of net income reported in the period, non-cash adjustments of $2.2 million related to depreciation, stock-based compensation, and other items. These items were offset by increases of $5.1 million in inventory, $4.7 million in accounts receivable, which grew to support higher revenue levels, and $1.1 million in other current assets driven by higher value-added taxes receivable. Those uses of cash were offset by a $1.3 million increase in accounts payable and other accrued expenses, largely driven by the timing of payments as well as costs accrued for but not yet paid related to preparation for our initial public offering.
Net Cash Used in Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $2.7 million which was primarily due to capital expenditures related to investments in manufacturing equipment and facilities in our worldwide operations, as well as continued investments in our patent portfolio.

During the three months ended March 31, 2018, net cash used in investing activities was $3.4 million which was primarily due to capital expenditures during the period related to expanding our manufacturing capacity, and purchases of new manufacturing and lab equipment.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $0.4 million which was primarily driven by $0.5 million of proceeds from stock options exercised, partially offset by payments on our capital lease obligations.

During the three months ended March 31, 2018, net cash used in financing activities was $0.5 million which was due to payment of deferred offering costs related to our initial public offering.

Credit Facilities

The terms of our credit facilities arrangements were reported in our annual report for the year ended December 31, 2018. There have been no material changes to those arrangements during the three months ended March 31, 2019, and as of March 31, 2019 and December 31, 2018, we were in compliance with the covenants under our loan facilities.

Contractual Obligations
For the three months ended March 31, 2019, there have been no material changes to our significant contractual obligations as previously disclosed in our annual report for the year ended December 31, 2018.

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

Other than the adoption of ASC 606 and the resulting changes to our revenue recognition policies as outlined below, there have been no other material changes to our critical accounting policies and estimates as previously disclosed in our annual report for the year ended December 31, 2018.

Revenue Recognition and Adoption of Topic 606

We adopted ASC 606 “Revenue from Contracts with Customers” using the cumulative effect method with a date of initial application of January 1, 2019.  Therefore, the comparative period information has not been adjusted and continues to be reported under ASC 605 “Revenue Recognition.” The impact of adoption was immaterial, and we expect the impact of the adoption of the new standard to be immaterial to our consolidated financial statements on an ongoing basis. A majority of our revenue continues to be recognized at a point in time when control transfers based on the terms of the underlying contract.

Revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), in an amount reflecting the consideration to which we expect to be entitled, which typically occurs at shipment or delivery, depending on shipping terms. In order to achieve this core principle, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. As part of our consideration of the contract, we evaluate certain factors including the customer's ability to pay (or credit risk). For each contract, we consider the promise to transfer products, each of which is distinct, as the identified performance obligations. As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. Payment terms in excess of one year are evaluated as they occur.

We allocate the transaction price to each distinct product based on its relative standalone selling price. Master sales agreements or purchase orders from customers could include a single product or multiple products. Regardless, the contracted price with the customer is agreed to at the individual product level outlined in the customer contract or purchase order. We do not bundle prices; however, we do negotiate with customers on pricing for the same products based on a variety of factors (e.g. level of contractual volume). We have concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

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

Recent Accounting Pronouncements

Newly-Adopted Standards

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), in June 2018. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. We adopted ASU 2018-07 on January 1, 2019 using the modified retrospective approach with fair value measurement of unsettled liability-classified nonemployee awards, and recorded a cumulative effect adjustment of $161 thousand to beginning retained earnings.

Issued Not Yet Adopted Standards

The FASB issued ASU No. 2016‑02, Leases (Topic 842), in February 2016. ASU 2016‑02 requires a lessee to recognize a right of use asset and a lease liability for virtually all leases, other than leases that meet the definition of short‑term. ASU 2016-02, as amended, is effective for annual reporting periods of emerging growth companies beginning after December 15, 2019. We expect to implement the provisions of ASU 2016‑02, as amended, as of January 1, 2020. We are currently evaluating the impact of this ASU, as amended, and cannot reasonably estimate the quantitative impact on the financial statements at this time. However, we do expect the most significant effects to relate to the recognition of new right-of-use (ROU) assets and lease liabilities on our balance sheet for our facilities operating leases. In addition, we expect this ASU, as amended, to have significant additional disclosure requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $142.4 million as of March 31, 2019. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates due to the short‑term nature of these assets.
We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a $40.0 million revolving credit facility. As of March 31, 2019, we had no outstanding principal amount under the revolving loan facility. Borrowings under the Revolving Credit Facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from adjusted LIBOR plus 1.35% to 2.25%, or prime rate minus 1.40% to 0.50%.
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
At March 31, 2019, our foreign currency exposure was related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $2.5 million. Foreign exchange rate gains or losses on foreign investments as of March 31, 2019 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented ASC 606, "Revenue from Contracts with Customers," which required the implementation of internal controls to ensure we adequately evaluated our contracts and properly assessed the impact on the new accounting standard. In addition, although the new revenue standard is expected to have an immaterial impact on our ongoing revenues or net income, we implemented changes to our policies and internal controls related to revenue recognition.

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

There have been no material changes to the legal proceedings disclosed in our annual report for the year ended December 31, 2018.

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

Our results of operations may vary based on the impact of changes in the industries we serve or in the global economy. A large portion of our revenue growth of our business substantially depends on demand for our products in the industrial and microfabrication markets. For our products sold to the industrial market, we believe demand is largely based on general economic conditions. Adverse changes in the global economy have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, trade restrictions or impositions of new tariffs, wavering confidence, unemployment, declines in stock markets, contraction of credit availability or other factors affecting economic conditions generally. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets.

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
Although we first became profitable in 2017, we incurred net losses since our inception in 2000 through 2016. We had net income (loss) of $(1.2) million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively, and $13.9 million for the year ended December 31, 2018. We had an accumulated deficit of $105.8 million as of March 31, 2019.
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
The industries in which we operate have significant price and technological competition. We compete not only with companies providing semiconductor and fiber lasers, but with companies offering conventional laser or non-laser solutions for the applications we target. Some of our competitors are larger and have substantially greater manufacturing, financial and research and development resources and larger installed customer bases than we do. Some of these competitors may receive substantial government subsidies allowing them to compete more aggressively. Certain of these competitors also have higher sales volume than we do, which can enable such competitors to lower the prices of their products. To compete, we may be forced to lower our prices, which could negatively impact our revenues and gross margins. For example, certain of our competitors have substantially reduced the price of their fiber lasers sold in the China market. In some instances, we have reduced the price of our fiber lasers sold in China. It is unclear whether our competitors' price reductions will continue for the foreseeable future; however, the recent decline in the selling price of certain of our current fiber laser product offerings could negatively affect our near-term results of operations. Consolidation in our industry could intensify the competitive pressures that we face. Our competitors worldwide include BWT Beijing Ltd., Coherent, Inc., II-VI Incorporated, IPG Photonics Corporation, Lumentum Holdings Inc., Maxphotonics Co., Ltd., Raycus Fiber Laser Technologies Co. Ltd. and Trumpf GmbH + Co. KG.
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
Approximately 63% and 62% of our revenues were to customers outside of North America for the three months ended March 31, 2019 and 2018, respectively, and approximately 63% for the year ended December 31, 2018. We anticipate that foreign revenues, particularly revenues from Asia, will continue to account for a significant portion of our revenues in the foreseeable future. Our products are sold in over 30 countries. Our principal markets outside of North America include China, Japan, South Korea, and other Asian countries, Germany and other European countries. Our primary offices outside of the United States are in Lohja, Finland, Shanghai, China and Seoul, South Korea. We have substantial tangible assets outside of the United States, particularly in China and Finland.
Our foreign operations and revenues are subject to a number of risks, including the impact of recessions and other economic conditions in economies outside the United States, unexpected changes in regulatory requirements, certification requirements, environmental regulations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, political and economic instability, import/export regulations, tariffs and trade barriers, compliance with applicable United States and foreign anti-corruption laws, cultural and management differences, reliance in some jurisdictions on third-party revenues from channel partners, preference for locally produced products, shipping, or other logistics complications, and longer accounts receivable collection periods.
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

Our business operations in China and our sales to Chinese customers are critical to our success. As of March 31, 2019, we had approximately 490 full-time employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly and sales operations. Moreover, approximately 33% and 36% of our revenues were derived from China for the three months ended March 31, 2019 and 2018, respectively, and 37% for the year ended December 31, 2018. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and have proposed to impose a number of additional tariffs. These or other events may lead to a significant reduction in demand for our products, which could materially adversely affect our results of operations.

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
The United States Government has recently imposed new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by imposing new or higher tariffs on specified products imported from the United States. On September 17, 2018, the Office of the United States Trade Representative finalized List 3 under Section 301 of the Trade Act of 1974 resulting in the imposition of an additional 10% tariff on specified products from China. In response, China has imposed additional tariffs on a number of U.S. goods. Based on our initial experience with the tariff changes, the new tariffs have a direct impact on our operations and financial results, as we maintain a significant portion of our operations, sales, and manufacturing in China. While there is uncertainty as to the duration of the tariffs or potential future increases, and we are actively taking remedial actions to minimize the financial impact, the additional tariffs may materially increase the cost of our raw materials and finished goods, and may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products. Proposed tariffs may cause the depreciation of the RMB currency and a contraction of certain industries that will likely be affected by the proposed tariffs, including the industrial fiber laser market. As such, there may be potential decrease in the spending powers of our Chinese customers which may lead to fewer business opportunities and our operation may be negatively impacted. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic uncertainty and potentially have a negative impact on our business and we cannot provide any assurances as to whether such actions will occur or the form that they may take.
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
We rely on a few customers for a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 56% and 58% of our revenues during the three months ended March 31, 2019 and 2018, and 56% for the year ended December 31, 2018. Raytheon accounted for 11% of our revenues for the three months ended March 31, 2019, and Suzhou Quick Laser Technology Co., Ltd accounted for 13% of our revenues for the three months ended March 31, 2018 and for the year ended December 31, 2018. We generally do not enter into long-term purchase agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
The development of new, technologically advanced products is a complex and uncertain process that requires the accurate prediction of technological and market trends, as well as the investment of significant research and development expenses. Further, we typically invest substantial resources in advance of material sales of our products to our customers. Our research and development costs were $6.4 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively, and $21.1 million for the year ended December 31, 2018. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
For the three months ended March 31, 2019 and 2018, we derived approximately 22% and 18%, respectively, of our revenues from customers in the aerospace and defense industry, and approximately 18% of our revenues for the year ended December 31, 2018. From time to time, we have experienced declining aerospace and defense-related revenues. The aerospace and defense market is largely dependent upon government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities. Future spending levels are subject to a wide range of outcomes, depending on Congressional action, all of which are beyond our control. Moreover, no assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. For the three months ended March 31, 2019 and 2018, our revenues outside North America represented approximately 63% and 62%, respectively, of our revenues, and approximately 63% of our revenues for the year ended December 31, 2018. We incur currency transaction risk whenever one or more of our operating subsidiaries enter into a transaction using currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of revenues and expenses of foreign subsidiaries are translated to U.S. dollars. We do not actively hedge our foreign currency exposure and we cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which could decrease demand for our products in such markets. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.
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

In addition, we are subject to the reporting requirements of the Exchange Act, the listing requirements of The Nasdaq Stock Market, and other applicable securities rules and regulations. As a consequence, and particularly after we cease to be an "emerging growth company," we expect to continue to incur legal, accounting and other expenses. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements of the SEC and The Nasdaq Stock Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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
The Tax Cuts and Jobs Act, or 2017 Tax Act, brought about extensive changes to the U.S. corporate tax system. The 2017 Tax Act includes changes that reduce U.S. corporate tax rates, change how U.S. multinational corporations, like us, are taxed on international earnings, repeal domestic manufacturing deduction, accelerate tax revenue recognition, allow capitalization of research and development expenditures, place additional limitations on executive compensation and limitations on the deductibility of interest. We continue to examine the impact the 2017 Tax Act may have on our business. Due to the large and expanding scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and the amount of taxes we pay and seriously harm our business.
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
In particular, in February 2016 the FASB issued ASU No. 2016‑02, Leases (Topic 842). ASU 2016‑02 requires a lessee to recognize a right of use asset and a lease liability for virtually all leases, other than leases that meet the definition of short‑term. The standard is effective for annual reporting periods of emerging growth companies beginning after December 15, 2019. We expect to implement the provisions of ASU 2016‑02, as amended, as of January 1, 2020. We are currently evaluating the impact of this ASU, as amended, and cannot reasonably estimate the quantitative impact on the financial statements.
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
In September 2018, we entered into an amended and restated loan facility, or loan facility, with Pacific Western Bank, as lender. This loan facility imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of March 31, 2019, we had no outstanding principal amount under the revolving loan facility.
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
As of March 31, 2019, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $75.8 million and $12.1 million, respectively and federal and state research development credit carryforwards of $5.5 million and $22 thousand, respectively, which we may use to reduce future taxable income or offset income taxes due. The NOLs and credit carryforwards start expiring in 2023 and 2019, respectively. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo an ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards, which could materially adversely affect our cash flows.
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
The holders of 4.2 million shares, or approximately 11.5% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, based on our shares outstanding as of March 31, 2019.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of our equity securities during the three months ended March 31, 2019.

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

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NLIGHT, INC.

Date: May 9, 2019	By:	/s/ SCOTT KEENEY
Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ RAN BAREKET
Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)