Form 10-Q
period 2019-06-30
NLIGHT, INC.
filed 2019-08-07
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

As of August 2, 2019, the Registrant had 37,687,755 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands; unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$142,661	$149,478
Accounts receivable, net of allowances of $329 and $303	30,752	26,528
Inventory	42,285	35,329
Prepaid expenses and other current assets	4,107	7,286
Total current assets	219,805	218,621
Property and equipment, net of accumulated depreciation of $55,933 and $53,812	24,650	21,462
Intangible assets, net of accumulated amortization of $2,410 and $2,049	2,971	2,686
Goodwill	1,387	1,387
Other assets	6,776	5,974
Total assets	$255,589	$250,130

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,360	$12,068
Accrued liabilities	10,693	10,708
Deferred revenues	582	720
Current portion of long-term debt	78	91
Total current liabilities	24,713	23,587
Non-current income taxes payable	6,854	6,472
Long-term debt	17	18
Other long-term liabilities	2,068	2,270
Total liabilities	33,652	32,347
Stockholders' equity:
Preferred stock - $0.0001 par value; 5,000 shares authorized, zero shares issued and outstanding at June 30, 2019 and December 31, 2018.	—	—
Common stock - $0.0001 par value; 190,000 shares authorized, 37,665 shares issued and outstanding at June 30, 2019 and 190,000 shares authorized, 36,705 shares issued and outstanding at December 31, 2018.	15	15
Additional paid-in capital	329,982	324,656
Accumulated other comprehensive loss	(2,100)	(2,157)
Accumulated deficit	(105,960)	(104,731)
Total stockholders’ equity	221,937	217,783
Total liabilities and stockholders’ equity	$255,589	$250,130

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$48,048	$51,705	$89,909	$94,172
Cost of revenues	32,177	34,026	60,524	61,764
Gross profit	15,871	17,679	29,385	32,408
Operating expenses:
Research and development	6,494	4,898	12,916	9,181
Sales, general, and administrative	8,572	7,232	16,716	13,470
Total operating expenses	15,066	12,130	29,632	22,651
Income (loss) from operations	805	5,549	(247)	9,757
Other income (expense):
Interest income (expense), net	740	(6)	1,490	(225)
Other income (expense), net	(907)	(42)	(87)	34
Income before income taxes	638	5,501	1,156	9,566
Income tax expense	793	848	2,546	1,997
Net income (loss)	$(155)	$4,653	$(1,390)	$7,569
Less: Income allocated to participating securities	$—	$(1,499)	$—	$(4,415)
Net income (loss) attributable to common stockholders	$(155)	$3,154	$(1,390)	$3,154
Net income (loss) per share, basic	$—	$0.13	$(0.04)	$0.23
Net income (loss) per share, diluted	$—	$0.11	$(0.04)	$0.17
Shares used in per share calculations:
Basic	37,065	24,491	36,880	13,761
Diluted	37,065	29,756	36,880	18,797

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(155)	$4,653	$(1,390)	$7,569
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	317	(1,588)	57	(638)
Comprehensive income (loss)	$162	$3,065	$(1,333)	$6,931

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands; unaudited)

	Three Months Ended June 30, 2019
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2019	—	$—	36,906	$15	$326,870	$(2,417)	$(105,805)	$218,663
Net loss	—	—	—	—	—	—	(155)	(155)
Issuance of common stock pursuant to exercise of stock options	—	—	317	—	449	—	—	449
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	—	—	399	—	(480)	—	—	(480)
Issuance of common stock under the Employee Stock Purchase Plan	—	—	43	—	762	—	—	762
Stock-based compensation	—	—	—	—	2,381	—	—	2,381
Cumulative translation adjustment	—	—	—	—	—	317	—	317
Balance, June 30, 2019	—	$—	37,665	$15	$329,982	$(2,100)	$(105,960)	$221,937

	Six Months Ended June 30, 2019
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	36,705	$15	$324,656	$(2,157)	$(104,731)	$217,783
Net loss	—	—	—	—	—	—	(1,390)	(1,390)
Issuance of common stock pursuant to exercise of stock options	—	—	518	—	915	—	—	915
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	—	—	399	—	(480)	—	—	(480)
Issuance of common stock under the Employee Stock Purchase Plan	—	—	43	—	762	—	—	762
Stock-based compensation	—	—	—	—	4,129	—	161	4,290
Cumulative translation adjustment	—	—	—	—	—	57	—	57
Balance, June 30, 2019	—	$—	37,665	$15	$329,982	$(2,100)	$(105,960)	$221,937

	Three Months Ended June 30, 2018
	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2018	24,642	$12	3,056	$2	$180,093	$231	$(115,753)	$64,585
Net income	—	—	—	—	—	—	4,653	4,653
Proceeds from initial public offering	—	—	6,900	1	110,399	—	—	110,400
Conversion of convertible preferred stock to common stock	(24,642)	(12)	24,642	12	—	—	—	—
Exercise of warrants for common stock	—	—	15	—	—	—	—	—
Exercise of stock options	—	—	179	—	62	—	—	62
Stock-based compensation	—	—	—	—	806	—	—	806
Deferred offering costs	—	—	—	—	(8,682)	—	—	(8,682)
Cumulative translation adjustment	—	—	—	—	—	(1,588)	—	(1,588)
Balance, June 30, 2018	—	$—	34,792	$15	$282,678	$(1,357)	$(111,100)	$170,236

	Six Months Ended June 30, 2018
	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	24,642	$12	2,979	$2	$180,657	$(719)	$(118,669)	$61,283
Net income	—	—	—	—	—	—	7,569	7,569
Proceeds from initial public offering	—	—	6,900	1	110,399	—	—	110,400
Conversion of convertible preferred stock to common stock	(24,642)	(12)	24,642	12	—	—	—	—
Exercise of warrants for common stock	—	—	15	—	—	—	—	—
Exercise of stock options	—	—	256	—	123	—	—	123
Stock-based compensation	—	—	—	—	968	—	—	968
Deferred offering costs	—	—	—	—	(9,469)	—	—	(9,469)
Cumulative translation adjustment	—	—	—	—	—	(638)	—	(638)
Balance, June 30, 2018	—	$—	34,792	$15	$282,678	$(1,357)	$(111,100)	$170,236

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,390)	$7,569
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,205	2,936
Amortization	1,276	1,182
Provision for losses on accounts receivable	33	183
Stock-based compensation	4,290	968
Loss on disposal of property and equipment	5	11
Changes in operating assets and liabilities:
Accounts receivable, net	(4,334)	(8,711)
Inventory	(6,987)	(5,644)
Prepaid expenses and other current assets	3,192	(3,458)
Other assets	(1,800)	(1,226)
Accounts payable	1,111	3,539
Accrued and other long-term liabilities	(25)	(736)
Deferred revenues	(141)	502
Non-current income taxes payable	382	540
Net cash used in operating activities	(1,183)	(2,345)
Cash flows from investing activities:
Purchases of property, equipment and patents	(6,916)	(5,789)
Proceeds from sale of property and equipment	—	8
Net cash used in investing activities	(6,916)	(5,781)
Cash flows from financing activities:
Principal payments on debt and capital leases	(50)	(74)
Proceeds from public offering, net of offering costs	—	101,486
Proceeds from employee stock plan purchases	762	—
Proceeds from stock option exercises	915	123
Tax payments related to stock award issuances	(480)	—
Net cash provided by financing activities	1,147	101,535
Effect of exchange rate changes on cash	135	(371)
Net increase (decrease) in cash and cash equivalents	(6,817)	93,038
Cash and cash equivalents, beginning of period	149,478	36,687
Cash and cash equivalents, end of period	$142,661	$129,725
Supplemental disclosures:
Cash paid (received) for interest	$(1,552)	$506
Cash paid for income taxes	1,393	2,119
Accrued purchases of property, equipment and patents	952	675
Accrued deferred offering costs	—	1,087

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying consolidated financial statements of nLIGHT, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited financial information reflects, in the opinion of the management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K.

Reclassifications
Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation.

Critical Accounting Policies
Other than the adoption of new revenue recognition guidance as described in Note 11, our critical accounting policies have not changed during the three and six months ended June 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements

ASU 2018-07
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

ASU 2016-02, ASU 2018-10 and ASU 2018-11
The FASB issued ASU 2016-02, Leases (Topic 842), in February 2016. ASU 2016-02 requires the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet for virtually all leases, other than leases that meet the definition of short-term. ASU 2016-02 was amended in July 2018 by both ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements. As initially issued, the standard required lessees, upon adoption, to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. As amended, the standard allows an alternative transition method that permits entities to use its effective date as the date of initial application, and not restate comparative prior period financial information. ASU 2016-02, as amended, is effective for annual reporting periods of emerging growth companies beginning after December 15, 2019. The Company expects to implement the provisions of ASU 2016‑02, as amended, as of January 1, 2020 using the alternative modified retrospective transition method. The Company is currently evaluating the impact on its consolidated financial statements and cannot reasonably estimate the quantitative impact on its financial statements at this time. However, the Company expects the primary impact will be the recognition, on a discounted basis, of its minimum commitments under non-cancelable operating leases on its consolidated balance sheets, resulting in the recording of new ROU assets and lease obligations. In addition, the Company also expects this ASU, as amended, to have significant additional disclosure requirements.

The standard provides several optional practical expedients in transition. The Company expects to elect the package of practical expedients, which permits us to not reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to nLIGHT. The new standard also provides practical expedients for an entity’s ongoing accounting. Further, the Company expects to elect the short-term lease recognition exemption as well as the practical expedient to not separate lease and non-lease components for all its leases.

Note 2 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Quick Laser Technology Co., Ltd.	10%	19%	—%	16%
Raytheon Company	10%	—%	10%	—%

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2019 and December 31, 2018, one customer accounted for 22% and 17% of gross accounts receivable, respectively. No other customers accounted for 10% or more of gross accounts receivable in either of these periods.

Note 3 - Fair Value of Financial Instruments

The Company's fair value hierarchy for its financial instruments consists of cash equivalents as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Money market securities	$124,510	$—	$—	$124,510
Commercial paper	586	—	—	586
Total	$125,096	$—	$—	$125,096

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market securities	$123,121	$—	$—	$123,121
Commercial paper	299	—	—	299
Total	$123,420	$—	$—	$123,420
There have been no other material changes to the financial instruments as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Note 4 - Inventory
Inventory is stated at the lower of average cost and net realizable value. Inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$15,514	$14,174
Work in process and semi-finished goods	15,772	12,807
Finished goods	10,999	8,348
	$42,285	$35,329

Note 5 - Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Demonstration assets, net	$1,752	$1,982
Deferred tax assets, net	3,114	3,114
Other	1,910	878
	$6,776	$5,974

Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years. Amortization expense for demo assets totaled $0.4 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively and $0.9 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

Note 6 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll and benefits	$6,710	$6,474
Product warranty, current	2,002	2,669
Income tax payable	486	258
Other accrued expenses	1,495	1,307
	$10,693	$10,708
Note 7 - Product Warranties
We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims at the time revenue is recognized.  The warranty liability is based on historical experience, any specifically identified failures, and our estimate of future costs.

Product warranty liability activity for the six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Product warranty liability, beginning	$4,555	$4,186
Warranty charges incurred, net	(1,161)	(1,335)
Provision for warranty charges, net of adjustments	249	1,773
Product warranty liability, ending	$3,643	$4,624
Less: current portion of product warranty liability	(2,002)	(3,480)
Non-current portion of product warranty liability	$1,641	$1,144

Note 8 - Income Taxes
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

The Company’s effective tax rate for the three and six months ended June 30, 2019 and 2018 differs from the U.S. statutory rate due to the U.S. valuation allowance, foreign income taxed at local statutory rates, and accrued withholding taxes. The increase in the effective tax rate for three and six months ended June 30, 2019 relative to 2018 is primarily due to decreased profitability within the U.S. entity as the Company maintains a full valuation allowance against the U.S. deferred tax assets.

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

Note 9 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock award ("RSA") and restricted stock unit ("RSU") activity under our equity incentive plan was as follows (in thousands, except weighted average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2018	115	$37.15
Awards granted	340	18.69
Awards vested	(11)	37.15
RSAs at June 30, 2019	444	$23.02

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2018	557	$30.31
Awards granted	1,003	18.95
Awards vested	(86)	33.44
Awards forfeited	(12)	33.41
RSUs at June 30, 2019	1,462	$22.30

The total fair value of RSAs and RSUs vested during the six months ended June 30, 2019 was $0.4 million and $2.9 million, respectively. Awards outstanding as of June 30, 2019 include 0.5 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2019 (in thousands, except weighted average exercise prices):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	5,171	$1.60	7.2	$83,700
Options exercised	(518)	$1.77
Options canceled	(38)	$3.06
Outstanding, June 30, 2019	4,615	$1.56	6.7	$81,400
Options exercisable at June 30, 2019	2,997	$1.01	6.2	$54,532
Options vested as of June 30, 2019 and expected to vest after June 30, 2019	4,615	$1.56	6.7	$81,400

Total intrinsic value of options exercised for the six months ended June 30, 2019 and 2018 was $10.4 million and $1.9 million, respectively. The Company received proceeds of $0.9 million and $0.1 million from the exercise of options for the six months ended June 30, 2019 and 2018, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan ("ESPP") program was as follows (in thousands, except weighted average per share prices):

Six Months Ended
June 30, 2019
Shares issued	43
Weighted average per share purchase price	$17.91
Weighted average per share discount from the fair value of our common stock on date of issuance	$3.16

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$267	$62	$476	$84
Research and development	711	200	1,269	225
Sales, general and administrative	1,403	544	2,545	659
	$2,381	$806	$4,290	$968

Unrecognized Compensation Costs
As of June 30, 2019, total unrecognized stock-based compensation related to outstanding, but unvested stock awards was $40.4 million, which will be recognized over the weighted average remaining vesting period of 3.3 years.

Note 10 - Net Income (Loss) per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(155)	$4,653	$(1,390)	$7,569
Participating securities:
Income allocated to participating securities	—	(1,499)	—	(4,415)
Net income (loss) attributable to common stockholders	(155)	3,154	(1,390)	3,154

Denominator:
Weighted-average shares, basic	37,065	24,491	36,880	13,761
Dilutive effect of warrants	—	155	—	137
Dilutive effect of restricted stock units and awards	—	5	—	1
Dilutive effect of common stock options	—	5,105	—	4,898
Weighted-average common shares outstanding, diluted	37,065	29,756	36,880	18,797
Net income (loss) per share attributable to common stockholders:
Basic	$—	$0.13	$(0.04)	$0.23
Diluted	$—	$0.11	$(0.04)	$0.17

The following potentially dilutive shares of restricted stock awards and units, employee stock purchase plan, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units and awards	1,906	541	1,906	541
Employee stock purchase plan	40	—	75	—
Common stock options	4,615	—	4,615	—
Total	6,561	541	6,596	541

Note 11 - Revenue

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

The Company allocates the transaction price to each distinct product based on its relative standalone selling price. Master sales agreements or purchase orders from customers could include a single product or multiple products. Regardless, the contracted price with the customer is agreed to at the individual product level outlined in the customer contract or purchase order. The Company does not bundle prices; however, it does negotiate with customers on pricing for the same products based on a variety of factors (e.g., level of contractual volume). The Company has concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Industrial	$20,920	$39,044
Microfabrication	18,094	32,627
Aerospace and Defense	9,034	18,238
	$48,048	$89,909

Sales by Geography

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
North America	$18,142	$33,912
China	18,201	31,854
Rest of World	11,705	24,143
	$48,048	$89,909

Contract balances - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of June 30, 2019 were $0.1 million and are reported on the consolidated balance sheets as a component of prepaid expenses and other current assets.  Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the consolidated balance sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of June 30, 2019 were $0.6 million.

During the three and six months ended June 30, 2019, the Company recognized revenue of $0.1 million and $0.7 million, respectively, that was included in the customer advances and deferred revenue balances at the beginning of the periods as the performance obligations under the associated agreements were satisfied during the three and six months ended June 30, 2019.

Note 12 - Commitments and Contingencies

Contractual Commitments and Purchase Obligations
Our purchase obligations and other contractual obligations have not materially changed as of June 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of June 30, 2019, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: the size of our market opportunity; our ability to compete effectively against other providers of similar products and services, as well as competing technologies; applications and processes that will use lasers, including the suitability of our products; our ability to develop new technology, designs and applications for our lasers; the reduction in cost per brilliant watt and increase in power of semiconductor lasers going forward; the implementation of our business model and strategic plans, including estimates regarding future sales, revenues, expenses, acquisitions, investments, capital requirements and stock performance; our future financial performance; fluctuations in our quarterly results of operations and other operating measures, particularly as a result of seasonality; the regulatory regime for our products and services, domestically and internationally; the adoption of our products or lasers generally and the growth of the laser market broadly and within specific industries; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; our ability to maintain and grow our relationships with our foreign customers; the effect on our business of litigation to which we are or may become a party; our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; future macroeconomic conditions; the sufficiency of our existing liquidity sources to meet our cash needs; and our ability to sustain and manage growth in our business.

Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part II, Item 1A, Risk Factors and our Annual Report on Form 10-K for the year ended December 31, 2018.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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

Overview

nLIGHT, Inc., headquartered in Vancouver, Washington, is a leading provider of high‑power semiconductor and fiber lasers. Our lasers are changing not only the way things are made but also the things that can be made. We design, develop and manufacture the critical elements of our lasers, and we believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property.

We function through a single operating segment in three primary end markets: industrial, microfabrication, and aerospace and defense.

We generated a net loss of $1.4 million for the first six months of fiscal 2019 as compared to net income of $7.6 million for the first six months of fiscal 2018. The decrease in net income was primarily due to lower revenues from the industrial market in China and increased operating expenses, primarily related to stock-based compensation and research and development costs.

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
Erosion of average selling prices, or ASPs, of established products is typical in our industry, and the ASPs of our products generally decrease as our products mature. We may also negotiate discounted selling prices from time to time with certain customers that purchase higher volumes, or to penetrate new markets or applications. Historically, we have been able to offset decreasing ASPs by introducing new and higher value products, increasing the sales of our existing products, expanding into new applications and reducing our manufacturing costs. However, recent ASP pressure has been more pronounced, and as a result, we have only been able to partially offset the impact of the lower selling prices. During the second half of 2018 and the first half of 2019, certain of our competitors substantially reduced the price of their fiber lasers sold in the China market. Although we anticipate further increases in product volumes and the introduction of new and higher value products, we expect further near-term ASP reduction that may continue to cause our revenues to decline.
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
Manufacturing Costs and Gross Margins
Our gross profit, in absolute dollars and as a percentage of revenues, is impacted by our product sales mix, sales volumes, changes in ASPs, production volumes, the corresponding absorption of manufacturing overhead expenses, production costs and manufacturing yields. Our product sales mix can affect gross profits due to variations in profitability related to product- configurations and cost profiles, customer volume pricing, availability of competitive products in various markets, and new product introductions, among other factors. Capacity utilization affects our gross margin because we have a high fixed cost base due to our vertically integrated business model. Increases in sales and production volumes drive favorable absorption of fixed costs, improved manufacturing efficiencies and lower production costs. Gross margins may fluctuate from period to period depending on product mix and the level of capacity utilization.
Given the fixed nature of our facilities and equipment costs, we expect gross margin to increase as revenues and volumes increase. Historically, gross margins have fluctuated from period to period depending on product mix and the level of capacity utilization. However, in recent periods, gross margins have been negatively affected by increased tariff costs as a result of the trade war between the United States and China. So long as such tariff costs continue, our gross margins may continue to decline unless we can sufficiently increase our revenues to offset those costs.
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

Critical Accounting Policies and Significant Estimates

Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our 2018 Annual Report on Form 10-K describe the significant accounting estimates and critical accounting policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the six months ended June 30, 2019, other than the adoption of new revenue recognition guidance as described in Note 11 of this Quarterly Report, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 15, 2019.

Results of Operations
The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.0	65.8	67.3	65.6
Gross profit	33.0	34.2	32.7	34.4
Operating expenses:
Research and development	13.5	9.5	14.4	9.7
Sales, general, and administrative	17.8	14.0	18.6	14.3
Total operating expenses	31.3	23.5	33.0	24.0
Income (loss) from operations	1.7	10.7	(0.3)	10.4
Other income (expense):
Interest income (expense), net	1.6	—	1.7	(0.2)
Other income (expense), net	(1.9)	(0.1)	(0.1)	—
Income before income taxes	1.4	10.6	1.3	10.2
Income tax expense	1.7	1.6	2.8	2.2
Net income (loss)	(0.3)%	9.0%	(1.5)%	8.0%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
Industrial	$20,920	43.5%	$25,251	48.8%	$(4,331)	(17.2)%
Microfabrication	18,094	37.7	19,497	37.7	(1,403)	(7.2)
Aerospace and Defense	9,034	18.8	6,957	13.5	2,077	29.9
	$48,048	100.0%	$51,705	100.0%	$(3,657)	(7.1)%

	Six Months Ended June 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
Industrial	$39,044	43.4%	$44,397	47.1%	$(5,353)	(12.1)%
Microfabrication	32,627	36.3	35,115	37.3	(2,488)	(7.1)
Aerospace and Defense	18,238	20.3	14,660	15.6	3,578	24.4
	$89,909	100.0%	$94,172	100.0%	$(4,263)	(4.5)%

The decreases in revenue from the industrial end market for the three and six months ended June 30, 2019, compared to the same periods of 2018, were driven by price reductions in China, and changes in foreign currency exchange rates. The decreases in revenue from the microfabrication end market for the three and six months ended June 30, 2019, compared to the same periods of 2018, were driven primarily by lower unit sales to customers for consumer electronics and semiconductor markets. The increases in revenue from the aerospace and defense end market for the three and six months ended June 30, 2019, compared to the same periods of 2018, were attributable to higher volumes on our existing government contracts.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
North America	$18,142	37.8%	$16,363	31.6%	$1,779	10.9%
China	18,201	37.9	23,660	45.8	(5,459)	(23.1)
Rest of World	11,705	24.3	11,682	22.6	23	0.2
	$48,048	100.0%	$51,705	100.0%	$(3,657)	(7.1)%

	Six Months Ended June 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
North America	$33,912	37.7%	$32,552	34.6%	$1,360	4.2%
China	31,854	35.4	38,793	41.2	(6,939)	(17.9)
Rest of World	24,143	26.9	22,827	24.2	1,316	5.8
	$89,909	100.0%	$94,172	100.0%	$(4,263)	(4.5)%

Geographic revenue information is based on the location to which we ship our products. Changes in revenue by geographic region for the three and six months ended June 30, 2019 compared to the same periods of 2018 were primarily driven by decreased revenue from the industrial market in China, partially offset by increased revenue from the aerospace and defense market in North America.

Cost of Revenues and Gross Margin

Our cost of revenues, gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Cost of revenues	$32,177	$34,026	$(1,849)	(5.4)%
Gross profit	15,871	17,679	(1,808)	(10.2)
Gross margin	33.0%	34.2%	—	(1.2)

	Six Months Ended June 30,		Change
	2019	2018	$	%
Cost of revenues	$60,524	$61,764	$(1,240)	(2.0)%
Gross profit	29,385	32,408	(3,023)	(9.3)
Gross margin	32.7%	34.4%	—	(1.7)

The decreases in gross margin for the three and six months ended June 30, 2019, compared to the same periods of 2018, were driven primarily by price declines for certain products serving the industrial market and impact of tariff costs, partially offset by product cost improvements and better product mix.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended June 30,		Change
	2019	2018	$	%
Research and development	$6,494	$4,898	$1,596	32.6%

	Six Months Ended June 30,		Change
	2019	2018	$	%
Research and development	$12,916	$9,181	$3,735	40.7%

The increases in research and development expense for the three and six months ended June 30, 2019, compared to the same periods in 2018, were primarily driven by higher stock-based compensation costs, compensation related to increased headcount, and higher consulting expenses related to our continued investment in our product development initiatives. In addition, for the six months ended June 30, 2019, compared to the same period in 2018, we incurred higher materials costs to support our development efforts.

Sales, General and Administrative

	Three Months Ended June 30,		Change
	2019	2018	$	%
Sales, general, and administrative	$8,572	$7,232	$1,340	18.5%

	Six Months Ended June 30,		Change
	2019	2018	$	%
Sales, general, and administrative	$16,716	$13,470	$3,246	24.1%

The increases in sales, general and administrative expense for the three and six months ended June 30, 2019, compared to the same periods in 2018 were primarily driven by higher stock-based compensation costs, compensation related to increased headcount, higher consulting and professional fees, business insurance and other costs related to being a public company.

Interest Income (Expense), net

	Three Months Ended June 30,		Change
	2019	2018	$	%
Interest income (expense), net	$740	$(6)	$746	NM

	Six Months Ended June 30,		Change
	2019	2018	$	%
Interest income (expense), net	$1,490	$(225)	$1,715	NM

The increases in interest income (expense), net, for the three and six months ended June 30, 2019, compared to the same periods in 2018 were primarily attributable to interest income generated on the cash we received from our 2018 initial and follow-on public offerings, and a reduction in interest expense on our loan facilities which were paid off as of December 31, 2018.

Other Income (Expense), net

	Three Months Ended June 30,		Change
	2019	2018	$	%
Other income (expense), net	$(907)	$(42)	$(865)	NM

	Six Months Ended June 30,		Change
	2019	2018	$	%
Other income (expense), net	$(87)	$34	$(121)	NM

The decreases in other income (expense), net for the three and six months ended June 30, 2019, compared to the same periods of 2018 were primarily attributable to higher net unrealized and realized foreign exchange losses, driven by foreign exchange rate fluctuations between the USD and the Chinese RMB.

Income Tax Expense

	Three Months Ended June 30,		Change
	2019	2018	$	%
Income tax expense	$793	$848	$(55)	(6.5)%

	Six Months Ended June 30,		Change
	2019	2018	$	%
Income tax expense	$2,546	$1,997	$549	27.5%

The decrease in income tax expense for the three months ended June 30, 2019, compared to the same period in 2018 was driven by the geographic mix of earnings primarily related to operations in our China and Finland subsidiaries. We have limited tax expense associated with our operations in the U.S. as we maintain a full valuation allowance against our U.S. deferred tax assets.

The increase in income tax expense for the six months ended June 30, 2019, compared to the same period in 2018 was driven by the change in the jurisdictional mix of pre-tax earnings, which reflects increased income from our foreign subsidiaries during the current period.

Liquidity and Capital Resources

We had cash and cash equivalents of $142.7 million and $149.5 million as of June 30, 2019 and December 31, 2018, respectively.

For the six months ended June 30, 2019, our principal uses of liquidity were to fund our working capital needs and purchase new capital equipment. To date, our principal sources of liquidity have been the net proceeds we received through sales of equity securities, borrowings under our credit facilities, from our initial public offering and secondary offering, and payments received from customers for our products.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(1,183)	$(2,345)
Net cash used in investing activities	(6,916)	(5,781)
Net cash provided by financing activities	1,147	101,535
Effect of exchange rate changes on cash	135	(371)
Net increase (decrease) in cash	$(6,817)	$93,038

Net Cash Used in Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $1.2 million which was primarily driven by $1.4 million of net loss reported for the period, non‑cash adjustments of $8.8 million related to depreciation and amortization, stock-based compensation, and other items. These items were offset by a $4.3 million increase in accounts receivable, due to the timing of sales and customer collections, and a $7.0 million increase in inventory to support new product introductions and future growth.
During the six months ended June 30, 2018, net cash used in operating activities was $2.3 million which was driven by $7.6 million of net income reported in the period, non-cash adjustments of $5.3 million related to depreciation and amortization, stock-based compensation, and other items. These items were offset by increases of $8.7 million in accounts receivable, $5.6 million in inventory, and $3.5 million in other current assets. Those uses of cash were offset by a $2.8 million net increase in accounts payable and accrued liabilities, primarily driven by the timing of vendor payments as well as accrued costs related to our initial public offering in April 2018.
Net Cash Used in Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $6.9 million which was primarily due to capital expenditures related to investments in manufacturing equipment and facilities in our worldwide operations.

During the six months ended June 30, 2018, net cash used in investing activities was $5.8 million which was primarily due to capital expenditures during the period related to expanding our manufacturing capacity, and purchases of new manufacturing and lab equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $1.1 million which was primarily driven by $1.7 million of proceeds from stock options exercised and employee stock plan purchases, partially offset by $0.5 million of payments related to withholding taxes for restricted stock awards issued.

During the six months ended June 30, 2018, net cash provided by financing activities was primarily driven by $101.5 million of net proceeds related to our initial public offering.

Credit Facilities

The terms of our credit facilities arrangements were reported in our annual report for the year ended December 31, 2018. There have been no material changes to those arrangements during the six months ended June 30, 2019, and as of June 30, 2019 and December 31, 2018, we were in compliance with the covenants under our loan facilities.

Contractual Obligations
For the six months ended June 30, 2019, there have been no material changes to our significant contractual obligations as previously disclosed in our annual report for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposure to market risk has not changed materially since December 31, 2018.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our company matures, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially adversely affect our business, financial condition, results of operations and growth prospects.

There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Between 2016 and 2018, we experienced substantial levels of revenue growth. However, our historical revenue growth rate may not be indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenues for any prior quarterly or annual periods as an indication of our future revenues or revenue growth. Our results of operations may vary as a result of a number of factors, including our ability to execute on our business strategy and expand our manufacturing capacity, the general economic conditions and the legal and regulatory environment in the United States, China and globally, as well as other factors that are outside of our control. For the six months ended June 30, 2019, our revenues have decreased 4.5% compared to the same period of 2018.

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
Although we first became profitable in 2017, we incurred net losses since our inception in 2000 through 2016, and in the first two quarters of 2019. We had net income (loss) of $(1.4) million and $7.6 million for the six months ended June 30, 2019 and 2018, respectively, and $13.9 million for the year ended December 31, 2018. We had an accumulated deficit of $(106.0) million as of June 30, 2019.
We expect our operating costs to continue to increase in future periods as we expend substantial financial and other resources on, among other things, business and headcount expansion in operations, sales and marketing, research and development, and administration as a public company. These expenditures may not result in additional revenues or the growth of our business. If we fail to grow revenues or to sustain profitability while our operating costs increase, our business, financial condition, results of operations and growth prospects will be materially adversely affected.
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
Approximately 62% and 65% of our revenues were to customers outside of North America for the six months ended June 30, 2019 and 2018, respectively, and approximately 63% for the year ended December 31, 2018. We anticipate that foreign revenues, particularly revenues from Asia, will continue to account for a significant portion of our revenues in the foreseeable future. Our products are sold in over 30 countries. Our principal markets outside of North America include China, Japan, South Korea, Thailand and other Asian countries, and Germany, U.K. and other European countries. Our primary offices outside of the United States are in Lohja, Finland, Shanghai, China and Seoul, South Korea. We have substantial tangible assets outside of the United States, particularly in China and Finland.
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

Our business operations in China and our sales to Chinese customers are critical to our success. As of June 30, 2019, we had approximately 470 full-time employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly and sales operations. Moreover, approximately 35% and 41% of our revenues were derived from China for the six months ended June 30, 2019 and 2018, respectively, and 37% for the year ended December 31, 2018. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and have proposed to impose a number of additional tariffs. These or other events may lead to a significant reduction in demand for our products, which could materially adversely affect our results of operations.

The political, legal and regulatory climate in China, both nationally and regionally, is fluid and unpredictable, and operating in China exposes us to political and legal risks. Our ability to operate in China may be materially adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, privacy, employee benefits and overtime policies and other matters. Our operations in China are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. Applicable laws, rules and regulations often lack clarity and it is difficult to predict how any of these laws, rules and regulations will be enforced. If we or our employees or agents violate, or are alleged to have violated, any of these laws, rules and regulations, we or our employees could be subject to civil or criminal penalties, damages or fines, or our employees or agents could be detained, imprisoned or prevented from entering China, any of which could materially adversely affect our results of operations.
Tariffs and global trade policies could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

The United States Government has recently imposed new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by imposing new or higher tariffs on specified products imported from the United States. On September 17, 2018, the Office of the United States Trade Representative finalized List 3 under Section 301 of the Trade Act of 1974. On May 10, 2019, tariffs on List 3 goods from China increased to 25%. In response, China has imposed additional tariffs on a number of U.S. goods. Based on our initial experience with the tariff changes, the new tariffs have a direct impact on our operations and financial results, as we maintain a significant portion of our operations, sales, and manufacturing in China. While there is uncertainty as to the duration of the tariffs or potential future increases, and we are actively taking remedial actions to minimize the financial impact, the additional tariffs may materially increase the cost of our raw materials and finished goods, and may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products. Proposed tariffs may cause the depreciation of the RMB currency and a contraction of certain industries that will likely be affected by the proposed tariffs, including the industrial fiber laser market. As such, there may be potential decrease in the spending powers of our Chinese customers which may lead to fewer business opportunities and our operation may be negatively impacted. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic uncertainty and potentially have a negative impact on our business and we cannot provide any assurances as to whether such actions will occur or the form that they may take.
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
We rely on a few customers for a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 53% and 56% of our revenues during the six months ended June 30, 2019 and 2018, and 56% for the year ended December 31, 2018. Raytheon accounted for 10% of our revenues for the six months ended June 30, 2019, and Quick Laser Technology Co., Ltd accounted for 16% of our revenues for the six months ended June 30, 2018 and 13% for the year ended December 31, 2018. We generally do not enter into long-term purchase agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Our patents do not cover all of our technologies, systems, products and product components and our competitors or others may design around our patented technologies. Some of our know-how or technology is not patented or patentable and may constitute trade secrets. To protect our trade secrets, we have a policy of requiring our employees, consultants, advisors and other collaborators who contribute to or access our material intellectual property to enter into invention assignment and confidentiality agreements. We also rely on customary contractual protections with our suppliers and customers, and we implement security measures intended to protect our trade secrets, know-how or other proprietary information. However, we cannot guarantee we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. We also cannot assure you that those agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems or our suppliers, employees or consultants could assert rights to our intellectual property.
We have significant international operations and we are subject to foreign laws which differ in many respects from U.S. laws. Effective intellectual property protection may be unavailable or more limited in foreign jurisdictions in which we operate, such as China, relative to those protections available in the United States. Although we typically enter into invention assignment and confidentiality agreements with our employees who contribute to our material intellectual property to protect our proprietary information, our ability to enforce such agreements in foreign jurisdictions is uncertain. In the past, certain of our employees have been hired by our competitors. These former employees are contractually prohibited from misappropriating our confidential information, including trade secrets; however, we cannot be certain that such contractual obligations will be honored. While we monitor our competitors' activities for evidence of infringement of our proprietary rights, we cannot be certain that such infringement will be detected. If we pursue litigation to assert our intellectual property rights, an adverse decision in any legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise materially adversely affect our business, financial condition or results of operations.
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
We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations. We believe that fluctuations in quarterly results may cause the market price of our common stock to increase or decrease, perhaps substantially. In addition, we experience seasonality in our results of operations typically impacted by lower demand from our Chinese customers during Chinese New Year. Factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

•	the increase, decrease, cancellation or rescheduling of significant customer orders;

•	declines in selling prices for our products;

•	delays in our product-shipment timing, obtaining licenses or other import/export approvals, customer or end-user sales or deployment cycles, or work performed under development contracts;

•	seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;

•	the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;

•	timing variability in product introductions, enhancements, services and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;

•	our ability to obtain export licenses for our products on a timely basis or at all;

•	changes in tariffs imposed by the U.S., China and other foreign governments;

•	the rate at which our present and future customers and end users adopt our technologies;

•	the gain or loss of a key customer;

•	product or customer mix;

•	competitive pricing pressures and new market entrants;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	our ability to manage our inventory levels and any write-downs for excess or obsolete inventory;

•	our ability to collect outstanding accounts receivable balances;

•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;

•	impairment of values for goodwill, intangibles and other long-lived assets;

•	different capital expenditure and budget cycles for our customers, which affect the timing of their spending;

•	foreign currency fluctuations;

•	changes in jurisdictional income mix and tax rules and regulations in countries where we operate; and

•	economic and market conditions in a particular geography or country;
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
The development of new, technologically advanced products is a complex and uncertain process that requires the accurate prediction of technological and market trends, as well as the investment of significant research and development expenses. Further, we typically invest substantial resources in advance of material sales of our products to our customers. Our research and development costs were $12.9 million and $9.2 million for the six months ended June 30, 2019 and 2018, respectively, and $21.1 million for the year ended December 31, 2018. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
For the six months ended June 30, 2019 and 2018, we derived approximately 20% and 16%, respectively, of our revenues from customers in the aerospace and defense industry, and approximately 18% of our revenues for the year ended December 31, 2018. From time to time, we have experienced declining aerospace and defense-related revenues. The aerospace and defense market is largely dependent upon government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities. Future spending levels are subject to a wide range of outcomes, depending on Congressional action, all of which are beyond our control. Moreover, no assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. For the six months ended June 30, 2019 and 2018, our revenues outside North America represented approximately 62% and 65%, respectively, of our revenues, and approximately 63% of our revenues for the year ended December 31, 2018. We incur currency transaction risk whenever one or more of our operating subsidiaries enter into a transaction using currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of revenues and expenses of foreign subsidiaries are translated to U.S. dollars. We do not actively hedge our foreign currency exposure and we cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which could decrease demand for our products in such markets. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.
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
Changes in our products or changes in export, import and economic sanctions laws and regulations may delay our introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. In addition to the tariffs imposed by the U.S. Government on certain items imported from China, it is possible that additional sanctions or restrictions may be imposed by the United States on items imported into the United States from China. Similarly, in addition to the tariffs imposed by China on certain items imported from the United States, it is possible that additional sanctions or restrictions may be imposed by China on items imported into China from the United States. Any such measures could further adversely affect our ability to sell our products to existing or potential customers and harm our ability to compete internationally and grow our business. Any change in export or import regulations or legislation, shift or change in enforcement, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
In September 2018, we entered into an amended and restated loan facility, or loan facility, with Pacific Western Bank, as lender. This loan facility imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of June 30, 2019, we had no outstanding principal amount under the revolving loan facility.
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
As of June 30, 2019, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $77.5 million and $12.6 million, respectively, and federal and state research development credit carryforwards of $5.6 million and $22.2 thousand, respectively, which we may use to reduce future taxable income or offset income taxes due. The NOLs and credit carryforwards start expiring in 2023 and 2019, respectively. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo an ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards, which could materially adversely affect our cash flows.
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
The holders of 3.8 million shares, or approximately 10.2% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, based on our shares outstanding as of June 30, 2019.
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

NLIGHT, INC.
(Registrant)

August 7, 2019	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2019	By:	/s/ RAN BAREKET
Date		Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)