Form 10-Q
period 2019-09-30
NLIGHT, INC.
filed 2019-11-06
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
(360) 566-4460
(Registrant’s telephone number, including area code) __________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, par value $0.0001 per share	LASR	The Nasdaq Stock Market LLC

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

As of November 1, 2019, the Registrant had 37,759,112 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands; unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$138,863	$149,478
Accounts receivable, net of allowances of $340 and $303	28,757	26,528
Inventory	45,719	35,329
Prepaid expenses and other current assets	4,713	7,286
Total current assets	218,052	218,621
Property and equipment, net of accumulated depreciation of $57,116 and $53,812	25,784	21,462
Intangible assets, net of accumulated amortization of $2,615 and $2,049	3,113	2,686
Goodwill	1,387	1,387
Other assets	7,132	5,974
Total assets	$255,468	$250,130

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,460	$12,068
Accrued liabilities	9,778	10,708
Deferred revenues	454	720
Current portion of long-term debt	66	91
Total current liabilities	25,758	23,587
Non-current income taxes payable	6,809	6,472
Long-term debt	—	18
Other long-term liabilities	1,681	2,270
Total liabilities	34,248	32,347
Stockholders' equity:
Preferred stock - $0.0001 par value; 5,000 shares authorized, zero shares issued and outstanding at September 30, 2019 and December 31, 2018.	—	—
Common stock - $0.0001 par value; 190,000 shares authorized, 37,744 shares issued and outstanding at September 30, 2019 and 190,000 shares authorized, 36,705 shares issued and outstanding at December 31, 2018.	15	15
Additional paid-in capital	331,169	324,656
Accumulated other comprehensive loss	(3,226)	(2,157)
Accumulated deficit	(106,738)	(104,731)
Total stockholders’ equity	221,220	217,783
Total liabilities and stockholders’ equity	$255,468	$250,130

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$43,814	$51,025	$133,723	$145,197
Cost of revenues	30,852	32,978	91,376	94,742
Gross profit	12,962	18,047	42,347	50,455
Operating expenses:
Research and development	6,402	5,475	19,318	14,656
Sales, general, and administrative	7,256	7,485	23,972	20,955
Total operating expenses	13,658	12,960	43,290	35,611
Income (loss) from operations	(696)	5,087	(943)	14,844
Other income (expense):
Interest income, net	665	298	2,155	73
Other income (expense), net	90	(537)	3	(503)
Income before income taxes	59	4,848	1,215	14,414
Income tax expense	837	839	3,383	2,836
Net income (loss)	$(778)	$4,009	$(2,168)	$11,578
Less: Income allocated to participating securities	$—	$—	$—	$(4,415)
Net income (loss) attributable to common stockholders	$(778)	$4,009	$(2,168)	$7,163
Net income (loss) per share, basic	$(0.02)	$0.11	$(0.06)	$0.34
Net income (loss) per share, diluted	$(0.02)	$0.10	$(0.06)	$0.27
Shares used in per share calculations:
Basic	37,262	35,007	37,005	20,946
Diluted	37,262	40,332	37,005	26,138

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(778)	$4,009	$(2,168)	$11,578
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,126)	(625)	(1,069)	(1,263)
Comprehensive income (loss)	$(1,904)	$3,384	$(3,237)	$10,315

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands; unaudited)

	Three Months Ended September 30, 2019
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2019	—	$—	37,665	$15	$329,982	$(2,100)	$(105,960)	$221,937
Net loss	—	—	—	—	—	—	(778)	(778)
Issuance of common stock pursuant to exercise of stock options	—	—	77	—	117	—	—	117
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	—	—	2	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	1,079	—	—	1,079
Cumulative translation adjustment	—	—	—	—	—	(1,126)	—	(1,126)
Balance, September 30, 2019	—	$—	37,744	$15	$331,169	$(3,226)	$(106,738)	$221,220

	Nine Months Ended September 30, 2019
	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	36,705	$15	$324,656	$(2,157)	$(104,731)	$217,783
Cumulative effect adjustment due to adoption of ASU 2018-07	—	—	—	—	(161)	—	161	—
Net loss	—	—	—	—	—	—	(2,168)	(2,168)
Issuance of common stock pursuant to exercise of stock options	—	—	595	—	1,032	—	—	1,032
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	—	—	401	—	(489)	—	—	(489)
Issuance of common stock under the Employee Stock Purchase Plan	—	—	43	—	762	—	—	762
Stock-based compensation	—	—	—	—	5,369	—	—	5,369
Cumulative translation adjustment	—	—	—	—	—	(1,069)	—	(1,069)
Balance, September 30, 2019	—	$—	37,744	$15	$331,169	$(3,226)	$(106,738)	$221,220

	Three Months Ended September 30, 2018
	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2018	—	$—	34,792	$15	$282,678	$(1,357)	$(111,100)	$170,236
Net income	—	—	—	—	—	—	4,009	4,009
Proceeds from follow-on offering	—	—	1,520	—	40,286	—	—	40,286
Exercise of stock options	—	—	44	—	38	—	—	38
Stock-based compensation	—	—	—	—	1,903	—	—	1,903
Deferred offering costs	—	—	—	—	(2,427)	—	—	(2,427)
Cumulative translation adjustment	—	—	—	—	—	(625)	—	(625)
Balance, September 30, 2018	—	$—	36,356	$15	$322,478	$(1,982)	$(107,091)	$213,420

	Nine Months Ended September 30, 2018
	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	24,642	$12	2,979	$2	$180,657	$(719)	$(118,669)	$61,283
Net income	—	—	—	—	—	—	11,578	11,578
Proceeds from public offerings	—	—	8,420	1	150,685	—	—	150,686
Conversion of convertible preferred stock to common stock	(24,642)	(12)	24,642	12	—	—	—	—
Exercise of warrants for common stock	—	—	15	—	—	—	—	—
Exercise of stock options	—	—	300	—	161	—	—	161
Stock-based compensation	—	—	—	—	2,871	—	—	2,871
Deferred offering costs	—	—	—	—	(11,896)	—	—	(11,896)
Cumulative translation adjustment	—	—	—	—	—	(1,263)	—	(1,263)
Balance, September 30, 2018	—	$—	36,356	$15	$322,478	$(1,982)	$(107,091)	$213,420

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,168)	$11,578
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,859	4,415
Amortization	1,935	1,897
Provision for losses on (recoveries of) accounts receivable	58	(34)
Stock-based compensation	5,369	2,871
Loss (gain) on disposal of property and equipment	(7)	11
Loss on debt extinguishment	—	12
Changes in operating assets and liabilities:
Accounts receivable, net	(2,836)	(8,382)
Inventory	(11,055)	(7,071)
Prepaid expenses and other current assets	2,590	(3,076)
Other assets	(2,670)	(1,405)
Accounts payable	3,290	1,517
Accrued and other long-term liabilities	(1,337)	(702)
Deferred revenues	(259)	(291)
Non-current income taxes payable	337	802
Net cash provided by (used in) operating activities	(1,894)	2,142
Cash flows from investing activities:
Purchases of property, equipment and patents	(10,007)	(8,654)
Proceeds from sale of property and equipment	19	8
Net cash used in investing activities	(9,988)	(8,646)
Cash flows from financing activities:
Principal payments on debt and capital leases	(67)	(17,300)
Net proceeds from debt financing	—	16,053
Proceeds from public offerings, net of offering costs	—	139,089
Proceeds from employee stock plan purchases	762	—
Proceeds from stock option exercises	1,032	161
Tax payments related to stock award issuances	(489)	—
Net cash provided by financing activities	1,238	138,003
Effect of exchange rate changes on cash	29	(4)
Net increase (decrease) in cash and cash equivalents	(10,615)	131,495
Cash and cash equivalents, beginning of period	149,478	36,687
Cash and cash equivalents, end of period	$138,863	$168,182
Supplemental disclosures:
Cash paid (received) for interest	$(2,265)	$802
Cash paid for income taxes	1,741	2,703
Accrued purchases of property, equipment and patents	1,275	709
Accrued deferred offering costs	—	830

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying consolidated financial statements of nLIGHT, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K.

Reclassifications
Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation.

Critical Accounting Policies
Other than the adoption of new revenue recognition guidance as described in Note 11, our critical accounting policies have not changed during the three and nine months ended September 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ASU 2016-13, ASU 2018-19, ASU 2019-04 and ASU 2019-05
The FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in June 2016. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the new standard requires that the income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 was amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, and again in April 2019 by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019 by ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2016-13, as amended, is effective for public business entities that are U.S. SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the new standard, as amended, using a modified-retrospective approach and record a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact on its consolidated financial statements and cannot reasonably estimate the impact on its financial statements at this time.

ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01
The FASB issued ASU 2016-02, Leases (Topic 842), in February 2016. ASU 2016-02 requires the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet for virtually all leases, other than leases that meet the definition of short-term. ASU 2016-02 was amended in July 2018 by both ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, and again in March 2019 by ASU 2019-01, Leases (Topic 842): Codification Improvements. As initially issued, the standard required lessees, upon adoption, to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. As amended, the standard allows an alternative transition method that permits entities to use its effective date as the date of initial application, and not restate comparative prior period financial information. ASU 2016-02, as amended, is effective for annual reporting periods of emerging growth companies beginning after December 15, 2019. The Company expects to implement the provisions of ASU 2016‑02, as amended, as of January 1, 2020 using the alternative modified retrospective transition method. The Company is currently evaluating the impact on its consolidated financial statements and cannot reasonably estimate the quantitative impact on its financial statements at this time. However, the Company expects the primary impact will be the recognition, on a discounted basis, of its minimum commitments under non-cancelable operating leases on its consolidated balance sheets, resulting in the recording of new ROU assets and lease obligations. In addition, the Company also expects this ASU, as amended, to have significant additional disclosure requirements.

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

Note 2 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Quick Laser Technology Co., Ltd.	12%	12%	10%	14%
Raytheon Company	15%	*	12%	*
*Represents less than 10% of total revenues.

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2019, two customers accounted for approximately 38% of net accounts receivable. As of December 31, 2018, one customer accounted for approximately 17% of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable in either of these periods.

Note 3 - Fair Value of Financial Instruments

The Company's fair value hierarchy for its financial instruments consists of cash equivalents as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Money market securities	$120,148	$—	$—	$120,148
Commercial paper	2,325	—	—	2,325
Total	$122,473	$—	$—	$122,473

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market securities	$123,121	$—	$—	$123,121
Commercial paper	299	—	—	299
Total	$123,420	$—	$—	$123,420
There have been no other material changes to the financial instruments as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Note 4 - Inventory
Inventory is stated at the lower of average cost and net realizable value. Inventory consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$16,714	$14,174
Work in process and semi-finished goods	18,635	12,807
Finished goods	10,370	8,348
	$45,719	$35,329
Note 5 - Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Demonstration assets, net	$2,241	$1,982
Deferred tax assets, net	3,114	3,114
Other	1,777	878
	$7,132	$5,974

Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years. Amortization expense for demo assets totaled $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively and $1.4 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 6 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll and benefits	$5,931	$6,474
Product warranty, current	1,725	2,669
Income tax payable	492	258
Other accrued expenses	1,630	1,307
	$9,778	$10,708
Note 7 - Product Warranties
We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims at the time revenue is recognized.  The warranty liability is based on historical experience, any specifically identified failures, and our estimate of future costs.

Product warranty liability activity for the nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Product warranty liability, beginning	$4,555	$4,186
Warranty charges incurred, net	(1,971)	(2,412)
Provision for warranty charges, net of adjustments	456	3,569
Product warranty liability, ending	$3,040	$5,343
Less: current portion of product warranty liability	(1,725)	(3,614)
Non-current portion of product warranty liability	$1,315	$1,729

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

The Company’s effective tax rate for the three and nine months ended September 30, 2019 and 2018 differs from the U.S. statutory rate due to the U.S. valuation allowance, foreign income taxed at local statutory rates, and accrued withholding taxes. The increase in the effective tax rate for the three and nine months ended September 30, 2019 relative to 2018 is primarily due to decreased profitability within the U.S. entity as the Company maintains a full valuation allowance against the U.S. deferred tax assets.

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

Note 9 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock award ("RSA") and restricted stock unit ("RSU") activity under our equity incentive plan was as follows (in thousands, except weighted average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2018	115	$37.15
Awards granted	340	15.60
Awards vested	(11)	37.15
RSAs at September 30, 2019	444	$20.65

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2018	557	$30.31
Awards granted	1,019	18.51
Awards vested	(88)	33.38
Awards forfeited	(20)	29.74
RSUs at September 30, 2019	1,468	$21.94

The total fair value of RSAs and RSUs vested during the nine months ended September 30, 2019 was $0.4 million and $2.9 million, respectively. Awards outstanding as of September 30, 2019 include 0.5 million performance-based awards that will vest upon meeting certain performance criteria. The weighted-average grant date fair value per share of awards granted during the period includes changes in the fair value of performance-based RSAs and RSUs granted in prior periods.

Stock Options
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2019 (in thousands, except weighted average exercise prices):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	5,171	$1.60	7.2	$83,700
Options exercised	(595)	$1.74
Options canceled	(47)	$2.95
Outstanding, September 30, 2019	4,529	$1.56	6.4	$63,844
Options exercisable at September 30, 2019	3,112	$1.04	6.0	$45,501
Options vested as of September 30, 2019 and expected to vest after September 30, 2019	4,529	$1.56	6.4	$63,844

Total intrinsic value of options exercised for the nine months ended September 30, 2019 and 2018 was $11.5 million and $3.1 million, respectively. The Company received proceeds of $1.0 million and $0.2 million from the exercise of options for the nine months ended September 30, 2019 and 2018, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan ("ESPP") program was as follows (in thousands, except weighted average per share prices):

Nine Months Ended
September 30, 2019
Shares issued	43
Weighted average per share purchase price	$17.91
Weighted average per share discount from the fair value of our common stock on date of issuance	$3.16

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$340	$183	$816	$267
Research and development	424	513	1,693	738
Sales, general and administrative	315	1,207	2,860	1,866
	$1,079	$1,903	$5,369	$2,871

Changes in metrics and estimated achievement related to 0.2 million performance-based awards for the three months ended September 30, 2019 resulted in a $2.1 million credit to previously recognized stock-based compensation expense.

Unrecognized Compensation Costs
As of September 30, 2019, total unrecognized stock-based compensation related to outstanding, but unvested stock awards was $35.6 million, which will be recognized over the weighted average remaining vesting period of 3.1 years.

Note 10 - Net Income (Loss) per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(778)	$4,009	$(2,168)	$11,578
Participating securities:
Income allocated to participating securities	—	—	—	(4,415)
Net income (loss) attributable to common stockholders	(778)	4,009	(2,168)	7,163

Denominator:
Weighted-average shares, basic	37,262	35,007	37,005	20,946
Dilutive effect of warrants	—	162	—	150
Dilutive effect of restricted stock units and awards	—	15	—	7
Dilutive effect of common stock options	—	5,148	—	5,035
Weighted-average common shares outstanding, diluted	37,262	40,332	37,005	26,138
Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.11	$(0.06)	$0.34
Diluted	$(0.02)	$0.10	$(0.06)	$0.27

The following potentially dilutive shares of restricted stock awards and units, employee stock purchase plan, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units and awards	1,912	541	1,912	541
Employee stock purchase plan	33	—	77	—
Common stock options	4,529	—	4,529	—
Total	6,474	541	6,518	541

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Industrial	$18,977	$58,021
Microfabrication	13,280	45,907
Aerospace and Defense	11,557	29,795
	$43,814	$133,723

Sales by Geography

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
North America	$16,382	$50,294
China	17,397	49,251
Rest of World	10,035	34,178
	$43,814	$133,723

Contract balances - The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of September 30, 2019 were less than $0.1 million and are reported on the consolidated balance sheets as a component of prepaid expenses and other current assets.  Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the consolidated balance sheets at the end of each reporting period as a component of deferred revenue. Contract liabilities as of September 30, 2019 were $0.5 million.

During the three and nine months ended September 30, 2019, the Company recognized revenue of $0.5 million and $1.6 million, respectively, that was included in the customer advances and deferred revenue balances at the beginning of the periods as the performance obligations under the associated agreements were satisfied during the three and nine months ended September 30, 2019.

Note 12 - Commitments and Contingencies

Contractual Commitments and Purchase Obligations
Our purchase obligations and other contractual obligations have not materially changed as of September 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 30, 2019, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: the size of our market opportunity; our ability to compete effectively against other providers of similar products and services, as well as competing technologies; applications and processes that will use lasers, including the suitability of our products; our ability to develop new technology, designs and applications for our lasers; the reduction in cost per brilliant watt and increase in power of semiconductor lasers going forward; the implementation of our business model and strategic plans, including estimates regarding future sales, revenues, expenses, acquisitions, investments, capital requirements and stock performance; our future financial performance; fluctuations in our quarterly results of operations and other operating measures, particularly as a result of seasonality; the regulatory regime for our products and services, domestically and internationally; the adoption of our products or lasers generally and the growth of the laser market broadly and within specific industries; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; our ability to maintain and grow our relationships with our foreign customers; the effect on our business of litigation to which we are or may become a party; our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; future macroeconomic conditions and the effect of trade restrictions and new or increased tariffs on our products; the sufficiency of our existing liquidity sources to meet our cash needs; and our ability to sustain and manage growth in our business.

Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, including those factors discussed in Part II, Item 1A, Risk Factors and our Annual Report on Form 10-K for the year ended December 31, 2018.

In addition, statements qualified by “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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

We generated a net loss of $2.2 million for the first nine months of fiscal 2019 as compared to net income of $11.6 million for the first nine months of fiscal 2018. The decrease in net income was primarily due to lower revenues from the microfabrication market, lower revenue from the industrial market in China due to declining prices, and increased operating expenses, primarily related to stock-based compensation, research and development costs, and costs associated with being a public company.

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
Erosion of average selling prices, or ASPs, of established products is typical in our industry, and the ASPs of our products generally decrease as our products mature. We may also negotiate discounted selling prices from time to time with certain customers that purchase higher volumes, or to penetrate new markets or applications. Historically, we have been able to offset decreasing ASPs by introducing new and higher value products, increasing the sales of our existing products, expanding into new applications and reducing our manufacturing costs. However, recent ASP pressure has been more pronounced, and as a result, we have only been able to partially offset the impact of the lower selling prices. Since the second half of 2018, certain of our competitors have continued to reduce the price of their fiber lasers sold in the China industrial market. Although we anticipate further increases in product volumes and the continued introduction of new and higher value products, we expect further ASP reduction in the near-term that may cause our revenues to decline or grow at a slower rate.

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
Given the fixed nature of our facilities and equipment costs, we expect gross margin to increase as revenues and volumes increase. Historically, gross margins have fluctuated from period to period depending on product mix and the level of capacity utilization. However, in recent periods, gross margins have been negatively affected by increased tariff costs as a result of the trade war between the United States and China. So long as such increased tariff costs remain in place or increase further, our gross margins may continue to decline unless we can sufficiently increase our prices to offset those costs.
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

Critical Accounting Policies and Significant Estimates

Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our 2018 Annual Report on Form 10-K describe the significant accounting estimates and critical accounting policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 30, 2019, other than the adoption of new revenue recognition guidance as described in Note 11 of this Quarterly Report, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 15, 2019.

Results of Operations
The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.4	64.6	68.3	65.3
Gross profit	29.6	35.4	31.7	34.7
Operating expenses:
Research and development	14.6	10.7	14.5	10.1
Sales, general, and administrative	16.6	14.7	17.9	14.4
Total operating expenses	31.2	25.4	32.4	24.5
Income (loss) from operations	(1.6)	10.0	(0.7)	10.2
Other income (expense):
Interest income, net	1.5	0.6	1.6	0.1
Other income (expense), net	0.2	(1.1)	—	(0.3)
Income before income taxes	0.1	9.5	0.9	10.0
Income tax expense	1.9	1.6	2.5	2.0
Net income (loss)	(1.8)%	7.9%	(1.6)%	8.0%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
Industrial	$18,977	43.3%	$20,890	41.0%	$(1,913)	(9.2)%
Microfabrication	13,280	30.3	19,922	39.0	(6,642)	(33.3)
Aerospace and Defense	11,557	26.4	10,213	20.0	1,344	13.2
	$43,814	100.0%	$51,025	100.0%	$(7,211)	(14.1)%

	Nine Months Ended September 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
Industrial	$58,021	43.4%	$65,287	45.0%	$(7,266)	(11.1)%
Microfabrication	45,907	34.3	55,037	37.9	(9,130)	(16.6)
Aerospace and Defense	29,795	22.3	24,873	17.1	4,922	19.8
	$133,723	100.0%	$145,197	100.0%	$(11,474)	(7.9)%

The decreases in revenue from the industrial end market for the three and nine months ended September 30, 2019, compared to the same periods of 2018, were driven by price reductions in China, and changes in foreign currency exchange rates, partially offset by increased unit sales. The decreases in revenue from the microfabrication end market for the three and nine months ended

September 30, 2019, compared to the same periods of 2018, were driven primarily by lower unit sales to customers for consumer electronics and semiconductor markets. The increases in revenue from the aerospace and defense end market for the three and nine months ended September 30, 2019, compared to the same periods of 2018, were attributable to higher volumes on our existing customer contracts.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
North America	$16,382	37.4%	$20,097	39.4%	$(3,715)	(18.5)%
China	17,397	39.7	16,683	32.7	714	4.3
Rest of World	10,035	22.9	14,245	27.9	(4,210)	(29.6)
	$43,814	100.0%	$51,025	100.0%	$(7,211)	(14.1)%

	Nine Months Ended September 30,				Change
	2019	% of Revenue	2018	% of Revenue	$	%
North America	$50,294	37.6%	$52,648	36.3%	$(2,354)	(4.5)%
China	49,251	36.8	55,476	38.2	(6,225)	(11.2)
Rest of World	34,178	25.6	37,073	25.5	(2,895)	(7.8)
	$133,723	100.0%	$145,197	100.0%	$(11,474)	(7.9)%

Geographic revenue information is based on the location to which we ship our products. Changes in revenue by geographic region for the three months ended September 30, 2019 compared to the same period of 2018 was primarily driven by decreased microfabrication revenue in North America and the rest of the world, partially offset by increased revenue from the aerospace and defense market. Changes in revenue by geographic region for the nine months ended September 30, 2019 compared to the same period of 2018 was primarily driven by decreased revenue from the industrial market in China, and decreased revenue from the microfabrication market in North America and the rest of the world, partially offset by increased revenue from the aerospace and defense market in North America.

Cost of Revenues and Gross Margin

Our cost of revenues, gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Cost of revenues	$30,852	$32,978	$(2,126)	(6.4)%
Gross profit	12,962	18,047	(5,085)	(28.2)
Gross margin	29.6%	35.4%	—	(5.8)%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Cost of revenues	$91,376	$94,742	$(3,366)	(3.6)%
Gross profit	42,347	50,455	(8,108)	(16.1)
Gross margin	31.7%	34.7%	—	(3.0)%

The decreases in gross margin for the three and nine months ended September 30, 2019, compared to the same periods of 2018, were driven primarily by changes in product sales mix, price declines for certain products serving the industrial market, and the impact of tariff costs, partially offset by product cost improvements.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended September 30,		Change
	2019	2018	$	%
Research and development	$6,402	$5,475	$927	16.9%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Research and development	$19,318	$14,656	$4,662	31.8%

The increases in research and development expense for the three and nine months ended September 30, 2019, compared to the same periods in 2018, were primarily driven by increased headcount and higher project- related expenses to support our development efforts.

Sales, General and Administrative

	Three Months Ended September 30,		Change
	2019	2018	$	%
Sales, general, and administrative	$7,256	$7,485	$(229)	(3.1)%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Sales, general, and administrative	$23,972	$20,955	$3,017	14.4%

The decrease in sales, general and administrative expense for the three months ended September 30, 2019, compared to the same period in 2018 was primarily due to decreased stock-based compensation, partially offset by changes in estimated bad debt reserves, and higher compensation costs, consulting and other expenses related to being a public company. The increase in sales, general and administrative expense for the nine months ended September 30, 2019, compared to the same period in 2018 was primarily driven by higher stock-based compensation, increased compensation costs, and higher business insurance, consulting and professional fees, and other costs related to being a public company.

Interest Income, net

	Three Months Ended September 30,		Change
	2019	2018	$	%
Interest income, net	$665	$298	$367	123.2%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Interest income, net	$2,155	$73	$2,082	NM

The increases in interest income, net, for the three and nine months ended September 30, 2019, compared to the same periods in 2018 were primarily attributable to interest income generated on the cash we received from our 2018 initial and follow-on public offerings, and a reduction in interest expense on our loan facilities which were paid off as of December 31, 2018.

Other Income (Expense), net

	Three Months Ended September 30,		Change
	2019	2018	$	%
Other income (expense), net	$90	$(537)	$627	NM

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Other income (expense), net	$3	$(503)	$506	NM

The increases in other income (expense), net for the three and nine months ended September 30, 2019, compared to the same periods of 2018 were primarily attributable to lower net unrealized and realized foreign exchange losses.

Income Tax Expense

	Three Months Ended September 30,		Change
	2019	2018	$	%
Income tax expense	$837	$839	$(2)	(0.2)%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Income tax expense	$3,383	$2,836	$547	19.3%

The increase in income tax expense for the nine months ended September 30, 2019, compared to the same period in 2018 was driven by the change in the jurisdictional mix of pre-tax earnings, which reflects increased income from our foreign subsidiaries during the current period. The change in income tax expense for the three months ended September 30, 2019, compared to the same period in 2018, was not significant.

Liquidity and Capital Resources

We had cash and cash equivalents of $138.9 million and $149.5 million as of September 30, 2019 and December 31, 2018, respectively.

For the nine months ended September 30, 2019, our principal uses of liquidity were to fund our working capital needs and purchase new capital equipment. To date, our principal sources of liquidity have been the net proceeds we received through sales of equity securities, borrowings under our credit facilities, and payments received from customers for our products.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$(1,894)	$2,142
Net cash used in investing activities	(9,988)	(8,646)
Net cash provided by financing activities	1,238	138,003
Effect of exchange rate changes on cash	29	(4)
Net increase (decrease) in cash	$(10,615)	$131,495
Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $1.9 million which was primarily driven by $2.2 million of net loss reported for the period, and non‑cash adjustments of $12.2 million related to depreciation and amortization, stock-based compensation, and other items. These items were offset by a $2.8 million increase in accounts receivable, due to the timing of sales and customer payments, and a $11.1 million increase in inventory to support new product introductions and increased unit sales.
During the nine months ended September 30, 2018, net cash provided by operating activities was $2.1 million which was driven by $11.6 million of net income reported in the period, and non-cash adjustments of $9.2 million related to depreciation and amortization, stock-based compensation, and other items. In addition, accounts payable and accrued liabilities increased $0.8 million, primarily driven by the timing of vendor payments. These items were offset by increases of $8.4 million in accounts receivable, $7.1 million in inventory, and $3.1 million in prepaids and other current assets.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $10.0 million which was primarily due to capital expenditures related to investments in manufacturing equipment in our worldwide operations.

During the nine months ended September 30, 2018, net cash used in investing activities was $8.6 million which was primarily due to capital expenditures during the period related to investments in manufacturing equipment and facilities, as well as investments in our patent portfolio.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $1.2 million which was primarily driven by $1.8 million of proceeds from stock options exercised and employee stock plan purchases, partially offset by $0.5 million of payments related to withholding taxes for restricted stock awards issued.

During the nine months ended September 30, 2018, net cash provided by financing activities was $138.0 million which was primarily driven by $139.1 million of net proceeds related to our initial public offering.

Credit Facilities

The terms of our credit facilities arrangements were reported in our annual report for the year ended December 31, 2018. There have been no material changes to those arrangements during the nine months ended September 30, 2019, and as of September 30, 2019 and December 31, 2018, we were in compliance with the covenants under our loan facilities.

Contractual Obligations
For the nine months ended September 30, 2019, there have been no material changes to our significant contractual obligations as previously disclosed in our annual report for the year ended December 31, 2018.

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

Between 2016 and 2018, we experienced substantial levels of revenue growth. However, our historical revenue growth rate may not be indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenues for any prior quarterly or annual periods as an indication of our future revenues or revenue growth. Our results of operations may vary as a result of a number of factors, including our ability to execute on our business strategy and expand our manufacturing capacity, the general economic conditions and the legal and regulatory environment in the United States, China and globally, as well as other factors that are outside of our control. For the nine months ended September 30, 2019, our revenues have decreased 7.9% compared to the same period of 2018.

Downturns in the markets we serve could materially adversely affect our revenues and profitability.

Our results of operations may vary based on the impact of changes in the industries we serve or in the global economy. A large portion of our revenue growth substantially depends on demand for our products in the industrial and microfabrication markets. For our products sold to the industrial market, we believe demand is largely based on general economic conditions. Adverse changes in the global economy have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, trade restrictions or impositions of new or increased tariffs, wavering confidence, unemployment, declines in stock markets, contraction of credit availability or other factors affecting economic conditions generally. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets.

For the microfabrication market, a portion of our revenues depends on the demand for our products from semiconductor equipment companies. The semiconductor equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for manufacturing equipment, including laser-based tools and systems. The timing, severity and duration of these market cycles are difficult to predict, which limits our ability to predict our business prospects and financial results in this market and we may not be able to respond effectively to these cycles.

During industry downturns in the past, our revenues from the microfabrication market declined suddenly and significantly, and this is likely to occur again in the event of industry downturns in the future.
We have a history of losses, and as our operating costs increase we may not be able to generate sufficient revenues to achieve or maintain profitability in the future.
Although we first became profitable in 2017, we incurred net losses since our inception in 2000 through 2016, and in the first three quarters of 2019. We had net income (loss) of $(2.2) million and $11.6 million for the nine months ended September 30, 2019 and 2018, respectively, and $13.9 million for the year ended December 31, 2018. We had an accumulated deficit of $(106.7) million as of September 30, 2019.

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
Our OEM customers' internal production of laser technologies presents additional competitive pressure. To the extent our OEM customers move towards using such in-house technologies, we may need to lower our prices to remain competitive, or otherwise our market share and revenues may be materially adversely affected.
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
Approximately 62% and 64% of our revenues were derived from sales to customers outside of North America for the nine months ended September 30, 2019 and 2018, respectively, and approximately 63% for the year ended December 31, 2018. We anticipate that foreign revenues, particularly revenues from Asia, will continue to account for a significant portion of our revenues in the foreseeable future. Our products are sold in over 30 countries. Our principal markets outside of North America include China, Japan, South Korea, Thailand and other Asian countries, and Germany, U.K. and other European countries. Our primary offices outside of the United States are in Lohja, Finland, Shanghai, China and Seoul, South Korea. We have substantial tangible assets outside of the United States, particularly in China and Finland.
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

Our business operations in China and our sales to Chinese customers are critical to our success. As of September 30, 2019, we had approximately 480 full-time employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly and sales operations. Moreover, approximately 37% and 38% of our revenues were derived from China for the nine months ended September 30, 2019 and 2018, respectively, and 37% for the year ended December 31, 2018. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and have proposed to impose a number of additional tariffs. These or other events may lead to a significant reduction in demand for our products, which could materially adversely affect our results of operations.

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
The United States Government has recently imposed new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by imposing new or higher tariffs on specified products imported from the United States. Based on our initial experience with the tariff changes, the new tariffs have a direct impact on our operations and financial results, as we maintain a significant portion of our operations, sales, and manufacturing in

China. While there is uncertainty as to the duration of the tariffs or potential future increases, and we are actively taking remedial actions to minimize the financial impact, the tariffs may materially increase the cost of our raw materials and finished goods, and may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products. Tariffs may cause the depreciation of the RMB currency and a contraction of certain industries that will likely be affected by the tariffs, including the industrial fiber laser market. As such, there may be potential decrease in the spending powers of our Chinese customers which may lead to fewer business opportunities and our operation may be negatively impacted. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic uncertainty and potentially have a negative impact on our business and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

Significant United Kingdom or European developments stemming from the United Kingdom’s decision to withdraw from the European Union could have a material adverse effect on us.

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. The timing of the United Kingdom's exit from the European Union, or Brexit, remains uncertain. Negotiations related to Brexit have created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom's referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

The decision of the United Kingdom to withdraw from the European Union has caused, and along with events that could occur in the future as a consequence of the United Kingdom's withdrawal may continue to cause, significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom's actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.

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
We rely on a few customers for a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 52% and 58% of our revenues during the nine months ended September 30, 2019 and 2018, and 56% for the year ended December 31, 2018. Raytheon accounted for 12% and 8% of our revenues for the nine months ended September 30, 2019 and 2018, respectively, and Quick Laser Technology Co., Ltd accounted for 10% and 14% of our revenues for the nine months ended September 30, 2019 and 2018, respectively, and 13% for the year ended December 31, 2018. We generally do not enter into long-term purchase agreements with our customers that obligate them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
The development of new, technologically advanced products is a complex and uncertain process that requires the accurate prediction of technological and market trends, as well as the investment of significant research and development expenses. Further, we typically invest substantial resources in advance of material sales of our products to our customers. Our research and development costs were $19.3 million and $14.7 million for the nine months ended September 30, 2019 and 2018, respectively, and $21.1 million for the year ended December 31, 2018. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
For the nine months ended September 30, 2019 and 2018, we derived approximately 22% and 17%, respectively, of our revenues from customers in the aerospace and defense industry, and approximately 18% of our revenues for the year ended December 31, 2018. From time to time, we have experienced declining aerospace and defense-related revenues. The aerospace and defense market is largely dependent upon government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities. Future spending levels are subject to a wide range of outcomes, depending on Congressional action, all of which are beyond our control. Moreover, no assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. For the nine months ended September 30, 2019 and 2018, our revenues outside North America represented approximately 62% and 64%, respectively, of our revenues, and approximately 63% of our revenues for the year ended December 31, 2018. We incur currency transaction risk whenever one or more of our operating subsidiaries enter into a transaction using currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of revenues and expenses of foreign subsidiaries are translated to U.S. dollars. We do not actively hedge our foreign currency exposure and we cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which could decrease demand for our products in such markets. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.
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
We use information technology and security systems to maintain our facility's physical security and to protect proprietary and confidential information, including that of our customers, suppliers and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or viruses, loggers, or other malfeasant code in our data or software, could compromise this information. The consequences of such loss and possible misuse of our proprietary and confidential information could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, litigation by affected parties and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners. We also rely on a number of third-party "cloud-based" providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or other unauthorized access to our service-providers' systems or viruses, loggers or other malfeasant code in their data or software could expose us to information loss and misappropriation of confidential information. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effects on our business, financial condition, results of operations and growth prospects.
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
In September 2018, we entered into an amended and restated loan facility, or loan facility, with Pacific Western Bank, as lender. This loan facility imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of September 30, 2019, we had no outstanding principal amount under the revolving loan facility.
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
As of September 30, 2019, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $84.8 million and $11.9 million, respectively, and federal and state research development credit carryforwards of $4.8 million and $22.2 thousand, respectively, which we may use to reduce future taxable income or offset income taxes due. The NOLs and credit carryforwards start expiring in 2023 and 2019, respectively. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo an ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards, which could materially adversely affect our cash flows.
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
The holders of 3.8 million shares, or approximately 10.2% of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, based on our shares outstanding as of September 30, 2019.
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

NLIGHT, INC.
(Registrant)

November 6, 2019	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

November 6, 2019	By:	/s/ RAN BAREKET
Date		Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)