Form 10-K
period 2019-12-31
NLIGHT, INC.
filed 2020-03-09
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________
FORM 10-K
________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(360) 566-4460
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	LASR	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

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

Large accelerated filer	☐	Accelerated filer	☒	Smaller Reporting Company	☐
Non-accelerated filer	☐			Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter (June 30, 2019), as reported on the Nasdaq Global Select Market, was approximately $633.7 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 2, 2020, the Registrant had 38,362,820 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: "ability," "anticipate," "attempt," "believe," "can be," "continue," "could," "depend," "enable," "estimate," "expect," "extend," "grow," "if," "intend," "likely," "may," "objective," "ongoing," "plan," "possible," "potential," "predict," "project," "propose," "rely," "should," "target," "will," "would" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: the size of our market opportunity; our ability to compete effectively against other providers of similar products and services, as well as competing technologies; applications and processes that will use lasers, including the suitability of our products; our ability to develop new technology, designs and applications for our lasers; the reduction in cost per brilliant watt and increase in power of semiconductor lasers going forward; the implementation of our business model and strategic plans, including estimates regarding future sales, revenues, expenses, acquisitions, investments, capital requirements and stock performance; our future financial performance; fluctuations in our quarterly results of operations and other operating measures, particularly as a result of seasonality; the regulatory regime for our products and services, domestically and internationally; the adoption of our products or lasers generally and the growth of the laser market broadly and within specific industries; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; our ability to maintain and grow our relationships with our foreign customers; the impact on our sales and operations of public health crises in China, the United States or internationally, including the current COVID-19 outbreak; the effect on our business of litigation to which we are or may become a party; our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; future macroeconomic conditions and the effect of trade restrictions and new or increased tariffs on our products; the sufficiency of our existing liquidity sources to meet our cash needs; and our ability to sustain and manage growth in our business.

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

PART I

ITEM 1. BUSINESS
Overview

nLIGHT, Inc., is a leading provider of high‑power semiconductor and fiber lasers for industrial, microfabrication, and aerospace and defense applications. Our lasers are changing not only the way things are made but also the things that can be made. Headquartered in Vancouver, Washington, we design, develop and manufacture the critical elements of our lasers, and believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property.

In November 2019, we acquired Nutronics, Inc. (Nutronics), based in Longmont, Colorado, a leading developer of coherently combined lasers and beam control systems (BCS) for high-energy laser (HEL) systems serving the defense market. Nutronics is focused on accelerating the transition of directed energy technology from the lab to the field. The acquisition of Nutronics complements our existing products and significantly expands our addressable market through the development of directed energy lasers.

Until the acquisition of Nutronics we operated as a single operating segment in three primary end markets: Industrial, Microfabrication, and Aerospace and Defense. As of December 31, 2019, we operate in two segments consisting of the Laser Products segment and the Advanced Development segment. The Advanced Development segment includes the operating results of Nutronics since the date of acquisition. All other operating results are included in the Laser Products segment. Our primary end markets did not change as a result of the acquisition.

Products

We design and manufacture a range of high-power semiconductor lasers, fiber lasers and optical fibers. Our products are typically integrated into laser systems or manufacturing tools built by our customers.

Semiconductor Lasers. Our semiconductor lasers serve as the core building block of our products and are deeply integrated with our OEM customers' systems used in applications in the Industrial, Microfabrication, and Aerospace and Defense markets. We sell high-power semiconductor lasers with a broad range of power levels, wavelengths and output fiber sizes. We believe our semiconductor lasers offer the industry's highest brilliance and are among the industry's most reliable.

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

Fiber Lasers. We offer programmable, serviceable and reliable high-power fiber lasers primarily for use in Industrial, Microfabrication, and Aerospace and Defense applications. Our fiber lasers enable fast, high-quality and efficient processing of materials. The programmability and wide operating range of our fiber lasers makes them easy for our customers to use and expands their applicability. For example, in some cases, a single programmable fiber laser with the ability to program the size and shape of its output beam can take the place of several less-flexible lasers. We have also designed our fiber lasers to enable a tool integrator or end user to perform common field service activities on-site, which results in higher machine uptime, lower cost of ownership and an improved customer experience.

Our fiber lasers use an active fiber that is doped with a rare-earth element to amplify the light from multiple semiconductor laser chips into a much higher brilliance laser beam. The power available from our fiber lasers has increased significantly due to the increase in power of our semiconductor laser chips and advances in our multi-chip semiconductor laser architecture, our direct nanoparticle deposition (DND) active fibers and our proprietary fiber laser architectures. We scale power by both combining the outputs of multiple fiber lasers and by increasing the output power of each individual fiber laser.

Our fiber lasers offer many features, including all-fiber programmable beam sizes and shapes, programmable waveforms, high-speed waveform modulation capabilities, hardware back-reflection suppression, operability in harsh environments, quick and easy serviceability and industry-leading power stability. The resulting performance and quality provide significant advantages over alternative laser and non-laser solutions for existing applications and support the commercial feasibility of an increasing number of new applications. We intend to continue to aggressively advance our fiber laser, semiconductor laser and active fiber technologies to further improve our performance, programmability, serviceability and reliability advantages.

Optical Fibers. Our active optical fibers are used as the gain medium in which lasing, or amplification, of light occurs in our fiber lasers. Our active fibers consist of an inner core that is doped with rare-earth ions and an outer core of un-doped glass for guiding the power delivered from our semiconductor lasers.

We utilize a proprietary and patented process for making our fibers, which we call DND. We have been developing and improving our DND technology for more than a decade. Our DND process enables simultaneous, single-step deposition of all elements in the active fiber and provides high compositional uniformity and independent control of refractive-index and doping profiles. Our DND technology enables high doping concentration, which allows for higher power and efficiency and shorter fiber length.

Our passive optical fibers route and deliver the optical energy generated in our semiconductor lasers and fiber lasers. Our passive fibers are designed to match the optical guiding properties of our rare earth-doped fibers, enabling compatibility with and low-loss splicing of our active fiber within our fiber lasers.

Markets

We sell our products into three primary end markets: Industrial, Microfabrication, and Aerospace and Defense.

Industrial. The productivity, efficiency and versatility offered by high-power fiber lasers have been critical in making them a key part of the evolution of the industrial ecosystem. Material processing applications, the largest of which is cutting, and others such as welding, cladding, heat treating, and additive manufacturing, comprise most of the industrial laser market. High-power fiber lasers are rapidly replacing gas and other legacy lasers for cutting, due to their significantly faster speed, higher quality and lower cost when used across a wide range of metals. High-power fiber lasers also continue to take market share from non-laser cutting techniques and are expanding into other applications such as cutting metal tubes and other three-dimensional parts.

The factors driving the utilization of high-power fiber lasers in metal welding applications, including increased speed, quality and cost, are like those that have fueled their adoption for metal cutting. Fiber laser welding can be done faster, with deeper penetration, less distortion and lower heat input than traditional methods like arc welding. These advantages have fueled adoption of high-power fiber lasers across the automotive industry where system productivity and versatility are critical. Other metal fabrication industries, such as aerospace, energy and light manufacturing, are also embracing the unique capabilities offered by high-power fiber lasers for welding applications as they seek improved production efficiencies, including energy efficiency, and higher levels of industrial automation.

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

Microfabrication. Microfabrication refers to the process of creating three-dimensional microscale structures, typically by ablating, annealing, etching and drilling. Many of the microscale features incorporated into products in the automotive, electronics, medical, semiconductor and other markets are made commercially viable by the precise power delivery of lasers. Preferences for brighter, more vibrant displays in mobile phones, tablets and televisions, and the desire for thinner products with improved battery life and energy efficiency are placing greater importance on the need for components that are smaller, more robust and less expensive, which we believe will drive demand for lasers.

Aerospace and Defense. Lasers are used today in a variety of aerospace and defense applications, such as range finding, imaging and directed energy defense systems. Directed energy defense systems utilize concentrated electrical or optical energy rather than chemical or kinetic force to incapacitate, damage, disable or destroy. Compared to conventional weapons, directed energy weapons using high-power fiber lasers offer ultra-precise targeting, low cost per use and a nearly unlimited magazine. Over the past decade, directed energy technologies have improved steadily, culminating in a series of successful demonstrations of significantly higher power, multi-kilowatt systems. Systems using high-power fiber lasers have shown the highest degree of operational viability.

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

Research and Development

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

We intend to continue our commitment to research and development and to introduce new products, solutions and complementary products to maintain and strengthen our competitive position.

Intellectual Property

Our success depends in part upon our ability to continue to innovate and invest in research and development to meet the needs of our customers, and to maintain and protect our proprietary technology. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections with our customers, suppliers, employees and consultants that access our material intellectual property.

We have generated, and continue to generate and maintain, patents and other intellectual property rights covering innovations that are intended to create a competitive advantage, and to support the protection of our investments in research and development. Although we believe that our patents and other intellectual property rights have significant value, we do not believe that maintaining or growing our business is materially dependent on any single patent. Due to the rapid pace of innovation within the markets that we serve, it is possible that our protection through patents may be less important than factors such as our technological expertise, continuing development of new products and technologies, protection of trade secrets, market penetration, customer relationships, and our ability to provide support and service to customers worldwide.

No assurance can be given that any patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a sustained competitive advantage. In addition, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to independently develop similar or functionally competitive technologies, design around our patents, or attempt to manufacture and sell infringing products in countries that do not strongly enforce intellectual property rights.

Sales and Marketing

We market and sell our products to global OEMs primarily through our direct sales force located in the United States, China, South Korea, Finland and various European countries. To supplement our direct sales team, we have contracts in place with independent sales representatives and distributors in Asia and Europe. We selected these independent representatives and distributors based on their ability to provide effective field sales, marketing communications and technical support for select products and markets in target geographies. Our sales and marketing efforts are conducted through an integrated process that involves our direct sales force, field applications engineers, or FAEs, customer service representatives and our senior management team.

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

Customers

We sell to and support over 350 customers worldwide. A few customers drive a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 53%, 56% and 61% of our revenues in 2019, 2018 and 2017, respectively. Our global customers include Raytheon, Suzhou Quick Laser Technology, Applied Materials, Lumentum, MKS Instruments, Northrop Grumman, Advanced Optowave, HK Laser and Systems, and the United States Government.

Information concerning revenue by end-market, geographic region based upon ship-to location, and segment appears under Item 7: Management's Discussion and Analysis of Financial Condition, and Notes 3 and 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Backlog

Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur. Backlog totaled $112.1 million and $38.0 million as of December 31, 2019 and 2018, respectively. Approximately 25% of the backlog as of December 31, 2019 is not expected to be filled within the next 12 months. Our backlog is not necessarily indicative of revenues for any specific future period due to possible order cancellations or deferrals, and shipping or acceptance delays. Delays in delivery schedules or a reduction in backlog during any period could have a material adverse effect on our business and results of operations.

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

We compete with companies that offer fiber lasers and other lasers such as IPG Photonics Corporation, Maxphotonics, and Raycus Fiber Laser Technologies. We also compete with widely used non-laser production methods, such as plasma cutting, water-jet cutting and resistance welding.

Manufacturing

We manufacture, package and test the critical elements of our high-power semiconductor and fiber lasers, including semiconductor laser chips and optical fiber in-house. Our vertically integrated business model enables us to control and protect our proprietary technologies and process knowledge. We outsource components and materials when we feel that a specific component, by itself, does not provide enough competitive advantage to warrant investment in the capital and human resources necessary for its manufacture. We work with our suppliers in these situations to ensure consistent quality and delivery performance. In many cases, components are custom manufactured for us based on our proprietary specifications.

We purchase raw materials used to manufacture our products and other components, such as semiconductor wafer substrates, fiber laser chip packages, optics and other materials, from single or limited-source suppliers. We typically purchase our materials through purchase orders or agreed-upon terms and conditions, and we do not have guaranteed supply arrangements with many of these suppliers. To mitigate raw material supply risks, we take a variety of actions such as second source qualification, accumulation of safety stock and vendor surveillance.

Our primary manufacturing facilities are in Vancouver, Washington; Hillsboro, Oregon; Lohja, Finland and Shanghai, China. We manufacture certain electrical-optical components in our Vancouver, Washington; Shanghai, China and Hillsboro, Oregon facilities. We maintain our fiber operations and manufacture fiber in Finland.

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

Employees

As of December 31, 2019 we had a total of 1,100 full-time employees worldwide. Of our total full-time employees at our facilities, approximately 560 were in the United States, 470 were in China and 70 were in the rest of the world. In Finland, certain employees belong to labor unions for their specialty. There are no labor unions to which our employees belong in any other location. We have not experienced any employee-led work stoppages at any of our facilities. We consider our relationship with our employees to be good.

Corporate Information

We maintain a website at www.nlight.net. We make available free of charge through our investor relations website, http://investors.nlight.net/IR, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the United State Securities and Exchange Commission, or SEC. The reference to our website does not constitute incorporation by reference of the information contained at the site.

The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as nLIGHT, Inc., that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

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
Although we first became profitable in 2017, we have incurred recurring net losses since our inception in 2000 through 2016, and in 2019. We had net income (loss) of $(12.9) million and $13.9 million for the year ended December 31, 2019 and 2018, respectively. We had an accumulated deficit of $(117.5) million as of December 31, 2019.
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

Our revenue growth rate in prior periods may not be indicative of our future performance.

Between 2016 and 2018, we experienced substantial levels of revenue growth. However, our historical revenue growth rate may not be indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenues for any prior quarterly or annual periods as an indication of our future revenues or revenue growth. Our results of operations may vary as a result of a number of factors, including our ability to execute on our business strategy and expand our manufacturing capacity, the general economic conditions and the legal and regulatory environment in the United States, China and globally, as well as other factors that are outside of our control. For the year ended December 31, 2019, our revenues have decreased 7.7% compared to the same period of 2018.

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
Approximately 62% and 63% of our revenues were derived from sales to customers outside of North America for the year ended December 31, 2019 and 2018, respectively. We anticipate that foreign revenues, particularly revenues from Asia, will continue to account for a significant portion of our revenues in the foreseeable future. Our products are sold in over 30 countries. Our principal markets outside of North America include China, Japan, South Korea, Thailand and other Asian countries, and Germany, U.K. and other European countries. Our primary offices outside of the United States are in Lohja, Finland; Shanghai, China and Seoul, South Korea. We have substantial tangible assets outside of the United States, particularly in China and Finland.
Our foreign operations and revenues are subject to a number of risks, including the impact of recessions and other economic conditions in economies outside the United States, unexpected changes in regulatory requirements, certification requirements, environmental regulations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, political and economic instability, import/export regulations, tariffs and trade barriers, compliance with applicable United States and foreign anti-corruption laws, cultural and management differences, pandemic illness, reliance in some jurisdictions on third-party revenues from channel partners, preference for locally produced products, shipping, or other logistics complications, and longer accounts receivable collection periods.
Our business could also be impacted by international conflicts, terrorist and military activity, civil unrest and pandemic illness, which could cause a slowdown in customer orders, cause customer order cancellations or negatively impact availability of supplies or limit our ability to produce or timely service our installed base of products. Political, economic and monetary instability and changes in governmental regulations or policies, including trade tariffs and protectionism, could materially adversely affect both our ability to effectively operate our foreign offices and the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

Our business operations in China and our sales to Chinese customers are critical to our success. As of December 31, 2019, we had approximately 470 full-time employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly and sales operations. Moreover, approximately 36% and 37% of our revenues were derived from China for the year ended December 31, 2019 and 2018, respectively. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and could impose additional tariffs. These or other events may lead to a significant reduction in demand for our products, which could materially adversely affect our results of operations.

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

Any current or future outbreak of a health epidemic or other adverse public health developments, such as the pneumonia caused by the COVID-19 coronavirus, could disrupt our manufacturing and supply chain and adversely affect our business and operating results.

Our business could be adversely affected by the effects of health epidemics, particularly in regions where we have significant operations or concentrations of customers or suppliers. For example, we rely on the manufacturing, assembly and sales activities and certain other critical business operations conducted from our office in Shanghai, China, and several of our customers and suppliers are also located in cities throughout China. As a result, we could be adversely affected by health epidemics in China, and in particular we expect the recent outbreak of the novel strain of coronavirus named COVID-19 that was first identified in Wuhan, China to adversely impact our revenues for the first quarter of 2020 and potentially beyond. Consequences of the COVID-19 outbreak have included disruptions to and restrictions on our ability to travel and temporary closures of our Shanghai office and the facilities of various of our customers and suppliers in China. Our operating results could be further adversely affected to the extent that the COVID-19 outbreak harms the Chinese economy in general or if it evolves into a worldwide health crises.

Tariffs and global trade policies could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
The United States Government has recently imposed new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by imposing new or higher tariffs on specified products imported from the United States. Based on our initial experience with the tariff changes, the new tariffs have a direct impact on our operations and financial results, as we maintain a significant portion of our operations, sales, and manufacturing in China. While there is uncertainty as to the duration of the tariffs or potential future increases, and we are actively taking remedial actions to minimize the financial impact, the tariffs may materially increase the cost of our raw materials and finished goods, and may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products. Tariffs may cause the depreciation of the RMB currency and a contraction of certain industries that will likely be affected by the tariffs, including the Industrial market. As such, there may be potential decrease in the spending powers of our Chinese customers which may lead to fewer business opportunities and our operation may be negatively impacted. In addition, future actions or escalations by either the United States or China that affect trade relations may cause global economic uncertainty and potentially have a negative impact on our business and we cannot provide any assurances as to whether such actions will occur or the form that they may take.

Significant United Kingdom or European developments stemming from the United Kingdom’s decision to withdraw from the European Union could have a material adverse effect on us.

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. The United Kingdom left the European Union on January 31, 2020 and during the “transition period” ending on December 31, 2020 (extendable for up to two years) the United Kingdom is essentially still treated as a member state of the European Union with the regulatory regime remaining the same across the United Kingdom and the European Union. At the end of the transition period, the trading relationship between the United Kingdom and the European Union will be governed by whatever agreement the two parties can reach by then. On that short timetable the United Kingdom and the European Union are likely to focus on ensuring tariff-free trade, but it is unclear whether there will be any formal regulatory alignment between the United Kingdom and the European Union after the transition period. In the unlikely event that the United Kingdom leaves the European Union without an agreement, the United Kingdom will be completely separated from a regulatory perspective from the European Union immediately upon the exit date.

Negotiations related to the United Kingdom's exit from the European Union, or Brexit, have created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Our business in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of Brexit. There are many ways in which our business could be affected, only some of which we can identify as of the date of this report.

Brexit has caused, and may continue to cause, significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from Brexit may adversely affect our operating results and growth prospects.

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
We rely on a few customers for a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 53% and 56% of our revenues during the year ended December 31, 2019 and 2018, respectively. Quick Laser Technology Co., Ltd accounted for 11% and 13% of our revenues for the year ended December 31, 2019 and 2018, respectively, and Raytheon accounted for 13% of our revenues for the year ended December 31, 2019. We generally do not enter into long-term purchase agreements with our customers that obligate them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations. We believe that fluctuations in quarterly results may cause the market price of our common stock to increase or decrease, perhaps substantially. Factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

•	the increase, decrease, cancellation or rescheduling of significant customer orders;

•	declines in selling prices for our products;

•	government-mandated quarantines or closures applicable to our facilities or the facilities of our customers or suppliers;

•	delays in our product-shipment timing, obtaining licenses or other import/export approvals, customer or end-user sales or deployment cycles, or work performed under development contracts;

•	seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;

•	the impact of the COVID-19 outbreak and other public health crises on our sales and operations;

•	the impact of new acquisitions and the success of our integration efforts;

•	the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;

•	timing variability in product introductions, enhancements, services and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;

•	different capital expenditure and budget cycles for our customers, which affect the timing of their spending;

•	our ability to obtain export licenses for our products on a timely basis or at all;

•	changes in tariffs imposed by the U.S., China and other foreign governments;

•	the rate at which our present and future customers and end users adopt our technologies;

•	the gain or loss of a key customer;

•	product or customer mix;

•	competitive pricing pressures and new market entrants;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	our ability to manage our inventory levels and any write-downs for excess or obsolete inventory;

•	our ability to collect outstanding accounts receivable balances;

•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;

•	impairment of values for goodwill, intangibles and other long-lived assets;

•	foreign currency fluctuations;

•	changes in jurisdictional income mix and tax rules and regulations in countries where we operate; and

•	economic and market conditions in a particular geography or country.
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
The development of new, technologically advanced products is a complex and uncertain process that requires the accurate prediction of technological and market trends, as well as the investment of significant research and development expenses. Further, we typically invest substantial resources in advance of material sales of our products to our customers. Our research and development costs were $28.1 million and $21.1 million for the year ended December 31, 2019 and 2018, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
For the year ended December 31, 2019 and 2018, we derived approximately 24% and 18%, respectively, of our revenues from customers in the Aerospace and Defense industry. From time to time, we have experienced declining aerospace and defense-related revenues. The Aerospace and Defense market is largely dependent upon government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities. Future spending levels are subject to a wide range of outcomes, depending on Congressional action, all of which are beyond our control. Moreover, no assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. For the year ended December 31, 2019 and 2018, our revenues outside North America represented approximately 62% and 63%, respectively, of our revenues. We incur currency transaction risk whenever one or more of our operating subsidiaries enter into a transaction using currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of revenues and expenses of foreign subsidiaries are translated to U.S. dollars. We do not actively hedge our foreign currency exposure and we cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which could decrease demand for our products in such markets. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.
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
We depend on internal production and outside single or limited-source suppliers for many of our key components and raw materials, including cutting-edge optics and materials. Any interruption in the supply of these key components and raw materials could materially adversely affect our business, financial condition, results of operations and growth prospects.
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
We are subject to regulatory compliance requirements, including Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain an effective system of internal controls we may not be able to accurately report our consolidated financial results or prevent fraud.

We are subject to the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an "emerging growth company" as defined in the JOBS Act. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

Our testing of key controls over financial reporting, or the subsequent testing by our independent registered public accounting firm once required under the Sarbanes-Oxley Act, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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
An earthquake, fire, flood or other natural or manmade disaster could disable our facilities, disrupt operations or cause catastrophic losses. Our major manufacturing and research and development facilities are located in Vancouver, Washington; Hillsboro, Oregon; Longmont, Colorado; Shanghai, China; and Lohja, Finland. Some of our facilities, such as our headquarters and key manufacturing and development facilities in Vancouver, Washington, are located in areas with a known history of seismic and volcanic activity. We also have facilities in areas with a known history of flooding, such as our location in Shanghai, China, and there is a risk of flooding and snowstorms at our location in Lohja, Finland. A loss at any of these or other of our or our suppliers' facilities could disrupt operations, delay production and shipments, reduce revenues and generate potentially significant expenses to repair or replace damaged facilities. The insurance we maintain against earthquakes, floods and other natural or manmade disasters may not be adequate to cover our losses in any particular case.

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
Our growth is dependent, in part, on the successful integration of acquired businesses. Future acquisitions could result in operating difficulties and may materially adversely affect our business, financial condition, results of operations and growth prospects.
On November 14, 2019, we acquired Nutronics, Inc. The successful integration of Nutronics depends on the realization of anticipated efficiencies and synergies. If we are unable to successfully integrate Nutronics, or realize growth, synergies and efficiencies that were expected when determining the transaction consideration, then goodwill and other intangible assets acquired may be considered impaired and result in an adverse impact on our business, financial condition, results of operations and growth prospects.

We have evaluated, and expect to continue evaluating, other potential strategic transactions, and we may pursue one or more transactions, including acquisitions. We have limited experience executing acquisitions. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition.

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

In September 2018, we entered into an amended and restated loan facility, or loan facility, with Pacific Western Bank, as lender. This loan facility, as amended in November 2019, imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of December 31, 2019, we had no outstanding principal amount under the revolving loan facility.
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
As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $95.8 million and $14.0 million, respectively, and federal and state research development credit carryforwards of $5.9 million and $13.0 thousand, respectively, which we may use to reduce future taxable income or offset income taxes due. The NOLs and credit carryforwards start expiring in 2023 and 2020, respectively. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo an ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards, which could materially adversely affect our cash flows.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile, and the value of your investment could decline significantly.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be volatile. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in operating performance, stock market valuations and volatility in the market prices of other technology companies generally, or those in our industry in particular;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	manufacturing or supply interruptions;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	major changes in our Board of Directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	the trading volume of our stock;

•	any future sales or repurchases of our common stock or other securities;

•	failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	fluctuations in the values of companies perceived by investors to be comparable to us;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; and

•	general economic conditions and slow or negative growth of related markets.
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
The holders of 3.8 million shares, or approximately 10.1% of our outstanding common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, based on our shares outstanding as of December 31, 2019.
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

•
provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer (or president, in the absence of a chief executive officer) or by the Board of Directors; and

•
provide that stockholders will be permitted to amend our amended and restated certificate of incorporation, and until December 31, 2020, our amended and restated bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our facilities are leased and include the following:

Location	Lease Expiration	Approximate Size (sq. ft.)	Primary Functions
Vancouver, Washington	March 31, 2022 ‑ July 31, 2025	122,400	Corporate headquarters, manufacturing and distribution, service and repair, product design, research and development, sales, marketing and administration
Hillsboro, Oregon	January 31, 2023	30,200	Manufacturing, distribution and product design
Longmont, Colorado	October 31, 2021 - July 31, 2022	21,700	Research and development
Lohja, Finland	April 1, 2022	31,800	Manufacturing and distribution, product design, research and development and administration
Shanghai, China	April 16, 2019 ‑ January 31, 2021	82,800	Manufacturing and distribution, service and repair, product design, research and development, sales and administration
Seoul, South Korea	September 30, 2020 -December 31, 2020	2,120	Sales, service and repair

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol "LASR." As of March 2, 2020, there were 158 registered holders of record of our common stock.

Repurchase of Common Stock

In November 2019, our Board of Directors authorized a program to repurchase up to $10 million of our outstanding common stock. This program is intended to offset the potentially dilutive effects of $15.8 million in restricted stock grants awarded in connection with the Nutronics acquisition. During the year ended December 31, 2019, we did not repurchase any shares and, as of December 31, 2019, $10 million remained available for future repurchases.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the Nasdaq Composite Index and the Russell 2000 Index. The graph covers the period from April 26, 2018, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2019. No cash dividends have been declared on shares of our common stock. This graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on April 26, 2018.

*$100 invested on April 26, 2018 in stock or April 26, 2018 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Global Select Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our management's discussion and analysis of financial condition and results of operations and our consolidated financial statements and related notes thereto included elsewhere in this report. The data as of December 31, 2019, 2018 and 2017 is derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results for any future period. Amounts shown are in thousands except for per share data.

	Year Ended December 31,
	2019	2018	2017
Consolidated Statement of Operations Data:
Revenues	$176,619	$191,359	$138,580
Cost of revenues(1)	124,280	124,398	94,306
Gross profit	52,339	66,961	44,274
Operating expenses:
Research and development(1)	28,137	21,054	15,123
Sales, general, and administrative(1)	34,111	28,844	19,353
Total operating expenses	62,248	49,898	34,476
Income (loss) from operations	(9,909)	17,063	9,798
Other income (expense):
Interest income (expense), net	2,609	728	(1,269)
Other expense	535	(253)	(1,834)
Income (loss) before income taxes	(6,765)	17,538	6,695
Income tax expense	6,119	3,600	4,858
Net income (loss)	$(12,884)	$13,938	$1,837
Less: Income allocated to preferred stockholders	—	$(4,415)	(1,837)
Net income (loss) attributable to common stockholders	$(12,884)	$9,523	$—
Net income (loss) per share, basic	$(0.35)	$0.38	$0.00
Net income (loss) per share, diluted	$(0.35)	$0.32	$0.00
Weighted average shares outstanding:
Shares used in basic per share calculations	37,119	24,862	2,735
Shares used in diluted per share calculations	37,119	29,959	2,735

	Year Ended December 31,
(1) Stock-based compensation expense by statement of operations line items	2019	2018	2017
Cost of revenues	$1,201	$456	$46
Research and development	3,299	1,293	66
Sales, general and administrative	5,230	3,056	257
	$9,730	$4,805	$369

	Year Ended December 31,
	2019	2018	2017
Select Consolidated Balance Sheet Data:
Cash and cash equivalents	$117,252	$149,478	$36,687
Working capital	173,558	195,034	55,689
Total assets	249,966	250,130	110,148
Total debt, including current portion(2)	51	109	17,471
Accumulated deficit	(117,454)	(104,731)	(118,669)
Total stockholders' equity	216,608	217,783	61,283

(2) Net of debt issuance costs of zero, $42 thousand and zero as of December 31, 2019, 2018 and 2017, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the "Special Note Regarding Forward-Looking Statements and Industry Data" that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Item 1A: Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

In November 2019, we acquired the stock of Nutronics, Inc. (Nutronics), based in Longmont, Colorado, a leading developer of coherently combined lasers and beam control systems (BCS) for high-energy laser (HEL) systems serving the defense market, for approximately $17.4 million. The acquisition of Nutronics complements our existing products and significantly expands our addressable market through the development of directed energy lasers. See Note 2 in the Notes to Consolidated Financial Statements for additional information.

As of December 31, 2019, we operate in two segments, consisting of the Laser Products segment and the Advanced Development segment. The Advanced Development segment includes the operating results of Nutronics since the date of acquisition. All other operating results are included in the Laser Products segment. Our primary end markets did not change as a result of the acquisition.

Revenues decreased to $176.6 million in 2019 compared to $191.4 million in 2018 as a result of decreased revenue from the Industrial and Microfabrication markets, offset partially by increased revenues from the Defense and Aerospace markets. We generated a net loss of $12.9 million for fiscal year 2019 as compared to net income of $13.9 million for fiscal year 2018. The decrease in net income was driven by lower overall revenues, increased tariffs, and increased operating expenses, primarily related to stock-based compensation, research and development costs, and costs associated with being a public company. Our results for 2019 include revenue of $2.6 million from Nutronics and a $3.4 million charge for a valuation allowance on deferred tax assets.

Factors Affecting Our Performance

Demand for our Semiconductor and Fiber Laser Solutions
In order to continue to grow our revenues, we must continue to achieve design wins for our semiconductor and fiber lasers. We consider a design win to occur when a customer notifies us that it has selected one of our products to be incorporated into a product or system under development by such customer. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in the Industrial and Microfabrication markets, which, in turn, depend upon the demand for these customers’ products or services. In addition, in the Aerospace and Defense market, our business depends in large part on continued investment in laser technology by the U.S. government and its allies, and our ability to continue to successfully develop leading technology in this area.
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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Revenues	100.0%	100.0%	100.0%
Cost of revenues	70.4	65.0	68.1
Gross profit	29.6	35.0	31.9
Operating expenses:
Research and development	15.9	11.0	10.9
Sales, general and administrative	19.3	15.1	14.0
Total operating expenses	35.2	26.1	24.9
Income (loss) from operations	(5.6)	8.9	7.1
Other income (expense):
Interest income (expense), net	1.5	0.4	(0.9)
Other income (expense), net	0.3	(0.1)	(1.3)
Income (loss) before income taxes	(3.8)	9.2	4.8
Income tax expense	3.5	1.9	3.5
Net income (loss)	(7.3)%	7.3%	1.3%

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Year Ended December 31,				Change
	2019	% of Revenue	2018	% of Revenue	Amount	%
Laser Products	$174,059	98.6%	$191,359	100.0%	$(17,300)	(9.0)%
Advanced Development	2,560	1.4	—	—	2,560	NM
	$176,619	100.0%	$191,359	100.0%	$(14,740)	(7.7)%

The decrease in Laser Products revenues for 2019 was driven by decreased revenue in the Industrial and Microfabrication markets, offset partially by increased revenue in the Defense and Aerospace markets. Prior to the acquisition of Nutronics in November 2019, we operated only in the Laser Products segment; therefore, no comparative information is presented for 2018 versus 2017.

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Year Ended December 31,				Change
	2019	% of Revenue	2018	% of Revenue	Amount	%
Industrial	$76,668	43.4%	$82,763	43.4%	$(6,095)	(7.4)%
Microfabrication	57,153	32.4	74,108	38.7	(16,955)	(22.9)
Aerospace and Defense	42,798	24.2	34,488	18.0	8,310	24.1
	$176,619	100.0%	$191,359	100.0%	$(14,740)	(7.7)%

	Year Ended December 31,				Change
	2018	% of Revenue	2017	% of Revenue	Amount	%
Industrial	$82,763	43.3%	$56,622	40.9%	$26,141	46.2%
Microfabrication	74,108	38.7	60,886	43.9	13,222	21.7
Aerospace and Defense	34,488	18.0	21,072	15.2	13,416	63.7
	$191,359	100.0%	$138,580	100.0%	$52,779	38.1%
The decrease in Industrial market revenue for 2019 compared to 2018 was driven by price reductions in China, partially offset by increased unit sales and increased sales outside of China. The decrease in Microfabrication market revenue for 2019 compared to 2018 was driven primarily by lower unit sales to customers for consumer electronics and semiconductor markets.  The increase in Aerospace and Defense market revenue for 2019 compared to 2018 was attributable to higher volumes on our existing customer contracts.

The increase in Industrial market revenue for 2018 compared to 2017 was driven by increased unit sales across all regions. The increase in Microfabrication market revenue for 2018 compared to 2017 was driven primarily by increased unit sales to customers for consumer electronics and semiconductor markets.  The increase in Aerospace and Defense market revenue for 2018 compared to 2017 was attributable to sales to new and existing customers for defense applications, as well as new government contracts secured in the second half of 2017.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Year Ended December 31,				Change
	2019	% of Revenue	2018	% of Revenue	Amount	%
North America	$67,511	38.2%	$70,694	36.9%	$(3,183)	(4.5)%
China	64,134	36.3	70,196	36.7	(6,062)	(8.6)
Rest of World	44,974	25.5	50,469	26.4	(5,495)	(10.9)
	$176,619	100.0%	$191,359	100.0%	$(14,740)	(7.7)%

	Year Ended December 31,				Change
	2018	% of Revenue	2017	% of Revenue	Amount	%
North America	$70,694	36.9%	$46,489	33.5%	$24,205	52.1%
China	70,196	36.7	55,344	39.9	14,852	26.8
Rest of World	50,469	26.4	36,747	26.5	13,722	37.3
	$191,359	100.0%	$138,580	100.0%	$52,779	38.1%

Geographic revenue information is based on the location to which we ship our products.  Changes in revenue by geographic region for 2019 compared to 2018 were driven by decreased revenue from the Industrial end market in China, and decreased revenue from the Microfabrication market in North America and the rest of the world, partially offset by increased revenue from the Aerospace and Defense market in North America. The increase in revenue in each region for 2018 compared to 2017 was due to growth in each of our three key end markets.

Cost of Revenues and Gross Margin
Cost of revenues consists primarily of manufacturing materials, payroll, shipping and handling costs, tariffs and manufacturing-related overhead. We order materials and supplies based on backlog and forecasted customer orders. We expense all warranty costs and inventory provisions as cost of revenues.

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Year Ended December 31,					Change
	Laser Products	Advanced Development	Corporate and Other	2019	2018	Amount	%
Gross profit	$53,247	$293	$(1,201)	$52,339	$66,961	$(14,622)	(21.8)%
Gross margin	30.6%	11.4%	NM	29.6%	35.0%	—	(5.4)%

	Year Ended December 31,		Change
	2018	2017	Amount	%
Gross profit	$66,961	$44,274	$22,687	51.2%
Gross margin	35.0%	31.9%	—	3.1%
Gross margin decreased in 2019 compared to 2018 due primarily to price declines for certain products serving the Industrial market, lower production volume and factory utilization, and the negative impact of higher tariff costs, offset partially by product cost improvements.

Gross margin increased in 2018 compared to 2017 as a result of increased production volume and factory utilization, improved manufacturing efficiency, and product cost improvements.

Since we operated only in the Laser Products segment prior to the acquisition of Nutronics, comparative information by segment is not presented.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Year Ended December 31,		Change
	2019	2018	Amount	%
Research and development	$28,137	$21,054	$7,083	33.6%

	Year Ended December 31,		Change
	2018	2017	Amount	%
Research and development	$21,054	$15,123	$5,931	39.2%

The increase in research and development expense for 2019 compared to 2018, and 2018 compared to 2017, was driven primarily by increased headcount, higher project-related expenses to support our development efforts, and increased stock-based compensation.

Sales, General and Administrative

	Year Ended December 31,		Change
	2019	2018	Amount	%
Sales, general, and administrative	$34,111	$28,844	$5,267	18.3%

	Year Ended December 31,		Change
	2018	2017	Amount	%
Sales, general, and administrative	$28,844	$19,353	$9,491	49.0%

The increase in sales, general and administrative expense for 2019 compared to 2018 was primarily driven by higher stock-based compensation, increased compensation costs, acquisition costs, and higher business insurance, consulting and professional fees, and other costs related to operating as a public company.

The increase in sales, general and administrative expense for 2018 compared to 2017 was primarily driven by increased headcount and compensations costs, increased stock-based compensation, and higher consulting and professional service fees related to our initial public offering, and operations thereafter as a public company. These increases were partially offset by a decrease in bad debt recoveries.

Interest Income (Expense), net

	Year Ended December 31,		Change
	2019	2018	Amount	%
Interest income (expense), net	$2,609	$728	$1,881	258.4%

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Interest income (expense), net	$728	$(1,269)	$1,997	(157.4)%

The increase in interest income, net, for 2019 compared to 2018 was primarily attributable to interest income generated on the cash we received from our initial and follow-on public offerings in 2018, and a reduction in interest expense on our loan facilities, which were paid off as of December 31, 2018.

The increase in interest income (expense), net, for 2018 compared to 2017 was primarily due to interest income generated on the cash we received from our initial and follow-on public offerings, and lower balances of debt outstanding coupled with restructuring of our debt facilities.

Other Income (Expense), net

	Year Ended December 31,		Change
	2019	2018	Amount	%
Other income (expense), net	$535	$(253)	$788	NM

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$(253)	$(1,834)	$1,581	(86.2)%

The increase in other income (expense), net, in 2019 compared to 2018 was mainly due to an increase in gain on sales of assets and lower net unrealized and realized foreign exchange losses. The decrease in other expense, net for 2018 compared to 2017 was primarily attributable to a non-recurring $0.9 million loss on debt extinguishment related to the payoff of a loan facility in 2017.

Income Tax Expense

	Year Ended December 31,		Change
	2019	2018	Amount	%
Income tax expense	$6,119	$3,600	$2,519	70.0%

	Year Ended December 31,		Change
	2018	2017	Amount	%
Income tax expense	$3,600	$4,858	$(1,258)	(25.9)%

The increase in tax expense for 2019 compared to 2018 was primarily related to recording a valuation allowance against our China deferred tax assets due to uncertainty with respect to their ultimate realizability, offset partially by changes in the mix of earnings by tax jurisdiction. Our 2019 tax expense is impacted by the geographic location of our pre-tax book income and is primarily related to our operations in Finland and the recording of a valuation allowance against our China deferred tax assets. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

The decrease in tax expense for 2018 compared to 2017 was driven by the change in the jurisdictional mix of earnings, which reflects an increase in income from our U.S. operations compared to a decrease in foreign earnings. There is limited tax expense associated with our operations in the U.S. as we maintain a full valuation allowance against our U.S. deferred tax assets.

Liquidity and Capital Resources

We had cash and cash equivalents of $117.3 million and $149.5 million as of December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019, our principal uses of liquidity were to acquire Nutronics, fund our working capital needs and purchase new capital equipment. To date, our principal sources of liquidity have been the net proceeds we received through sales of equity securities and payments received from customers for our products.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$(4,241)	$3,335	$3,411
Net cash used in investing activities	(30,404)	(11,679)	(5,477)
Net cash provided by financing activities	2,452	121,301	24,419
Effect of exchange rate changes on cash	(33)	(166)	834
Net increase (decrease) in cash	$(32,226)	$112,791	$23,187

Net Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2019, net cash used in operating activities was $4.2 million, which was primarily driven by $12.9 million of net loss reported for the period, and non‑cash adjustments of $21.9 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by $10.7 million increase in inventory and changes in other operating assets and liabilities. The increase in inventory supported new product introductions, decreased customer lead times and increased safety stock.
During the year ended December 31, 2018, net cash provided by operating activities was $3.3 million, which was driven by $13.9 million of net income reported in the period, and non-cash adjustments of $11.8 million related to depreciation and amortization, stock-based compensation, and other items. In addition, accounts payable and accrued liabilities increased $0.1 million, primarily driven by the timing of vendor payments. These items were offset by increases of $13.7 million in accounts receivable, $6.1 million in inventory, and $2.5 million in prepaids and other current assets.

During the year ended December 31, 2017, net cash provided by operating activities was $3.4 million, which was driven by a $1.8 million of net income reported in the period, non-cash adjustments of $9.0 million related to depreciation, deferred taxes, debt extinguishment, and other items. These positive adjustments were offset by a $9.9 million increase in inventory and $3.5 million increase in accounts receivable, which grew to support higher revenue levels. Those uses of cash were offset by $5.7 million increase in accounts payable and other accrued expenses, driven by increasing volume of material purchases, year-end payroll and bonus accruals, and timing of payments to vendors.

Net Cash Used in Investing Activities

During the year ended December 31, 2019, net cash used in investing activities was $30.4 million, which included $17.4 million for the acquisition of Nutronics, $13.6 million of capital expenditures primarily related to investments in manufacturing equipment for our worldwide operations, and a $0.6 million gain on sales of assets.

During the year ended December 31, 2018, net cash used in investing activities was $11.7 million, which was primarily due to capital expenditures during the period related to investments in manufacturing equipment and facilities, as well as investments in our patent portfolio.

During the year ended December 31, 2017, net cash used in investing activities was $5.5 million, which was primarily due to capital expenditures during the year related to further expanding our manufacturing capacity in our Shanghai facility, purchases of new manufacturing and lab equipment, and investment in our IT infrastructure.

Net Cash Provided by Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $2.5 million, which was primarily driven by $3.0 million of proceeds from stock options exercised and employee stock plan purchases, partially offset by $0.5 million of payments related to withholding taxes for restricted stock awards issued.

During the year ended December 31, 2018, net cash provided by financing activities was $121.3 million, which was primarily driven by $138.3 million of net proceeds related to our initial and follow-on public offerings.

During the year ended December 31, 2017, net cash provided by financing activities was $24.4 million which was due to $27.5 million of proceeds related to issuance of convertible preferred stock partially offset by $2.8 million in debt and capital lease payments.

Credit Facilities

We have a $40.0 million revolving line of credit (LOC) with Pacific Western Bank, which is secured by our assets and expires in September 2021. Interest on the LOC is based primarily on the London Interbank Offered Rate (LIBOR) plus a fee based on certain liquidity levels. The LOC contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of December 31, 2019 and 2018, no amounts were outstanding under the LOC, no letters of credit were outstanding, $40.0 million was available for borrowing, and we were in compliance with all covenants.

Contractual Obligations
The following table sets forth a summary of our significant contractual obligations to make future payments in cash as of December 31, 2019 (in thousands):

	Payments Due by Year
	2020	2021	2022	2023	2024	Thereafter	Total
Operating lease obligations	$3,060	$2,358	$1,334	$701	$635	$172	$8,260
Royalty obligations	152	170	170	170	170	85	917
Purchase commitments	25,110	1,495	—	—	—	—	26,605
Total	$28,322	$4,023	$1,504	$871	$805	$257	$35,782

Critical Accounting Policies and Significant Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that our significant accounting policies, which are discussed in the footnotes to our consolidated financial statements, and the accounting policies discussed below, involve a greater degree of complexity, involving management's judgments and estimates. Accordingly, these are the policies we believe are critical to understanding our financial condition and historical and future results of operations:

•	revenue recognition

•	inventory; and

•	income taxes

Revenue Recognition

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments, using the cumulative effect method with a date of initial application of January 1, 2019. As such, the comparative period information has not been adjusted and continues to be reported under ASC 605 “Revenue Recognition.” The impact of adoption was immaterial, and we expect the impact of the adoption of the new standard to be immaterial to the consolidated financial statements on an ongoing basis. A majority of our revenue continues to be recognized at a point in time when control transfers based on the terms of the underlying contract.

We recognize revenue upon transferring control of products and services, and the amounts recognized reflect the consideration we expect to be entitled to receive in exchange for these products and services. We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. As part of our consideration of the contract, we evaluate certain factors, including the customer's ability to pay (or credit risk). For each contract, we consider the promise to transfer products, each of which is distinct, as the identified performance obligations.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, assuming transfer of control has occurred. Rights of return generally are not included in customer contracts. Accordingly, product revenue is recognized upon shipment or delivery, as applicable, and transfer of control. Rights of return are evaluated as they occur.

Revenues recognized at a point in time consist of sales of semiconductor lasers, fiber lasers and other related products. Revenues recognized over time generally consist of development arrangements that are structured based on our costs. Because control transfers over time, revenue is recognized extent of progress towards completion of the performance obligation. We generally use the cost-to-cost measure of progress for our contract because it best depicts the transfer of control to the customer.  Billing under these arrangements generally occurs within one month after the work is completed.

Inventory

Inventory is stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventory includes raw materials and components that may be specialized in nature and subject to obsolescence. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments in comparison to our past consumption, recent purchases, backlog and other factors to determine what inventory quantities, if any, may not be sellable. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Market conditions are subject to change, and demand for our products can fluctuate significantly. Actual consumption of inventories could differ from forecasted demand, and this difference could have a material impact on our gross profit and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from the sale of inventories previously written down.

Income Taxes

The determination of our tax provision is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region and is subject to judgments and estimates. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our business, results of operations and financial position. We believe we have adequately reserved for our uncertain tax positions; however, no assurance can be given that the final tax outcome of these matters will not be different than what we expect. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome for these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. We provide a valuation allowance for deferred tax assets when we do not consider realization of such assets to be more likely than not. Due to uncertainty with respect to ultimate realizability of U.S. deferred tax assets driven by our historical U.S. entity net operating losses this decade, with the exception of fiscal 2018, we have maintained a full valuation allowance against the U.S. deferred tax assets as of December 31, 2019. Due to uncertainty with respect to the ultimate realizability of our China deferred tax assets driven by recent market declines, we have recorded a valuation allowance against the China deferred tax assets as of December 31, 2019.

We file income tax returns in the U.S. federal jurisdiction, various states and various foreign jurisdictions, including China and Finland. At December 31, 2019, our tax years 2016 through 2019, 2015 through 2019, and 2009 through 2019, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts. We are not currently under federal, state, or foreign examination by any tax authority.

See Note 15 for additional information, including the Tax Cuts and Jobs Act enacted in December 2017.

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

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

We had cash and cash equivalents of $117.3 million as of December 31, 2019. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates due to the short‑term nature of these assets.

We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a $40.0 million revolving credit facility. As of December 31, 2019, we had no outstanding principal amount under the revolving loan facility. Borrowings under the Revolving Credit Facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from adjusted LIBOR plus 1.35% to 2.25%, or prime rate minus 1.40% to 0.50%.

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

At December 31, 2019, our foreign currency exposure was related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $1.5 million. Foreign exchange rate gains or losses on foreign investments as of December 31, 2019 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

nLIGHT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
nLIGHT, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of nLIGHT, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as of January 1, 2019, due to the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Portland, Oregon
March 9, 2020

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$117,252	$149,478
Accounts receivable, net of allowances of $269 and $303	27,126	26,528
Inventory	46,131	35,329
Prepaid expenses and other current assets	8,084	7,286
Total current assets	198,593	218,621
Property and equipment, net of accumulated depreciation of $58,633 and $53,812	27,747	21,462
Intangible assets, net of accumulated amortization of $3,150 and $2,049	10,006	2,686
Goodwill	9,872	1,387
Other assets, net	3,748	5,974
Total assets	$249,966	$250,130

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,700	$12,068
Accrued liabilities	11,605	10,708
Deferred revenues	679	720
Current portion of long-term debt	51	91
Total current liabilities	25,035	23,587
Non-current income taxes payable	6,429	6,472
Long-term debt	—	18
Other long-term liabilities	1,894	2,270
Total liabilities	33,358	32,347
Stockholders' equity:
Preferred stock - $0.0001 par value; 5,000 shares authorized, zero shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock - $0.0001 par value; 190,000 shares authorized, 38,084 shares issued and outstanding at December 31, 2019 and 36,705 shares issued and outstanding at December 31, 2018	15	15
Additional paid-in capital	336,732	324,656
Accumulated other comprehensive loss	(2,685)	(2,157)
Accumulated deficit	(117,454)	(104,731)
Total stockholders’ equity	216,608	217,783
Total liabilities and stockholders’ equity	$249,966	$250,130

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$176,619	$191,359	$138,580
Cost of revenues	124,280	124,398	94,306
Gross profit	52,339	66,961	44,274
Operating expenses:
Research and development	28,137	21,054	15,123
Sales, general, and administrative	34,111	28,844	19,353
Total operating expenses	62,248	49,898	34,476
Income (loss) from operations	(9,909)	17,063	9,798
Other income (expense):
Interest income (expense), net	2,609	728	(1,269)
Other income (expense), net	535	(253)	(1,834)
Income (loss) before income taxes	(6,765)	17,538	6,695
Income tax expense	6,119	3,600	4,858
Net income (loss)	$(12,884)	$13,938	$1,837
Less: Income allocated to participating securities	—	(4,415)	(1,837)
Net income (loss) attributable to common stockholders	$(12,884)	$9,523	$—
Net income (loss) per share, basic	$(0.35)	$0.38	$0.00
Net income (loss) per share, diluted	$(0.35)	$0.32	$0.00
Shares used in per share calculations:
Basic	37,119	24,862	2,735
Diluted	37,119	29,959	2,735

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(12,884)	$13,938	$1,837
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(528)	(1,438)	2,290
Comprehensive income (loss)	$(13,412)	$12,500	$4,127

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Convertible preferred stock		Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)		Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2016	19,837	$10	—	$—	2,539	$1	$153,195	$(3,009)		$(120,506)	$29,691
Net income	—	—	—	—	—	—	—	—		1,837	1,837
Issuance of Series G convertible preferred stock	4,805	2	—	—	—	—	27,479	—		—	27,481
Other financing costs	—	—	—	—	—	—	(721)	—		—	(721)
Exercise of stock options	—	—	—	—	440	1	335	—		—	336
Stock-based compensation	—	—	—	—	—	—	369	—		—	369
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	—	2,290		—	2,290
Balance, December 31, 2017	24,642	$12	—	$—	2,979	$2	$180,657	$(719)		$(118,669)	$61,283
Net income	—	—	—	—	—	—	—	—		13,938	13,938
Conversion of convertible preferred stock to common stock	(24,642)	(12)	—	—	24,642	12	—	—		—	—
Issuance of common stock pursuant to initial public offering	—	—	—	—	6,900	1	100,947	—		—	100,948
Issuance of common stock pursuant to follow-on offering	—	—	—	—	1,520	—	37,885	—	—	—	37,885
Issuance of common stock pursuant to exercise of warrants	—	—	—	—	160	—	—	—		—	—
Exercise of stock options	—	—	—	—	387	—	362	—		—	362
Issuance and conversion of restricted stock awards and units	—	—	—	—	117	—	—	—		—	—
Stock-based compensation	—	—	—	—	—	—	4,805	—		—	4,805
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	—	(1,438)		—	(1,438)
Balance, December 31, 2018	—	$—	—	$—	36,705	$15	$324,656	$(2,157)		$(104,731)	$217,783
Cumulative effect adjustment due to adoption of ASU 2018-07	—	—	—	—	—	—	(161)	—		161	—
Net loss	—	—	—	—	—	—	—	—		(12,884)	(12,884)
Issuance of common stock pursuant to exercise of stock options	—	—	—	—	868	—	1,560	—		—	1,560
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	—	—	—	—	428	—	(524)	—		—	(524)
Issuance of common stock under the Employee Stock Purchase Plan	—	—	—	—	83	—	1,471	—		—	1,471
Stock-based compensation	—	—	—	—	—	—	9,730	—		—	9,730
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	—	(528)		—	(528)
Balance, December 31, 2019	—	$—	—	$—	38,084	$15	$336,732	$(2,685)		$(117,454)	$216,608

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(12,884)	$13,938	$1,837
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,583	5,867	5,352
Amortization	2,981	2,421	2,570
Provision for losses on accounts receivable	83	22	232
Stock-based compensation	9,730	4,805	369
Deferred income taxes	3,041	(1,307)	(424)
Loss (gain) on disposal of assets	(483)	12	9
Loss on debt extinguishment	—	12	911
Changes in operating assets and liabilities:
Accounts receivable, net	(395)	(13,734)	(3,523)
Inventory	(10,670)	(6,145)	(9,875)
Prepaid expenses and other current assets	(111)	(2,483)	(639)
Other assets	(2,669)	(2,262)	(1,148)
Accounts payable	844	172	2,491
Accrued and other long-term liabilities	92	(310)	3,160
Deferred revenues	(178)	(215)	731
Non-current income taxes payable	(205)	2,542	1,358
Net cash provided by (used in) operating activities	(4,241)	3,335	3,411
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(17,400)	—	—
Purchases of property, equipment and patents	(13,632)	(11,714)	(5,483)
Proceeds from sale of assets	628	35	6
Net cash used in investing activities	(30,404)	(11,679)	(5,477)
Cash flows from financing activities:
Principal payments on debt and capital leases	(55)	(33,417)	(15,318)
Net proceeds from debt financing	—	16,053	12,499
Cash paid on debt extinguishment	—	—	(388)
Proceeds from public offerings, net of offering costs	—	138,303	—
Proceeds from issuance of convertible preferred stock	—	—	27,481
Proceeds from employee stock plan purchases	1,471	—	—
Payments of other financing costs	—	—	(191)
Proceeds from stock option exercises	1,560	362	336
Tax payments related to stock award issuances	(524)	—	—
Net cash provided by financing activities	2,452	121,301	24,419
Effect of exchange rate changes on cash	(33)	(166)	834
Net increase (decrease) in cash and cash equivalents	(32,226)	112,791	23,187
Cash and cash equivalents, beginning of period	149,478	36,687	13,500
Cash and cash equivalents, end of period	$117,252	$149,478	$36,687
Supplemental disclosures:
Cash paid (received) for interest	$(2,802)	$941	$1,437
Cash paid for income taxes	2,335	3,665	3,493
Accrued purchases of property, equipment and patents	828	577	969
Accrued deferred offering costs	—	—	530
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of nLIGHT, Inc. and its wholly owned subsidiaries (collectively, "nLIGHT" or the "Company"). The wholly owned subsidiaries are Arbor Photonics, LLC, nLIGHT Cayman Ltd., nLIGHT Laser Technology (Shanghai) Co. Ltd, nLIGHT Oy (Finland), nLIGHT Korea Inc. and Nutronics, Inc., which the Company acquired in November 2019. All intercompany balances have been eliminated. Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation.

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

Revenue Recognition
See Note 3 for a detailed description of the Company's revenue recognition policies.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents included $96.7 million and $123.4 million of highly liquid investments at December 31, 2019 and 2018, respectively. Cash equivalents are carried at cost, which approximates market.

Property and Equipment
Property and equipment are stated at cost. Improvements and replacements are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight‑line method over the estimated useful life of each asset, generally 2 to 12 years.

Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. The Company performs an annual impairment review of goodwill in the fourth quarter of each year using either a qualitative assessment or a quantitative goodwill impairment test. If the qualitative assessment is selected and determines that the fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. If a quantitative test is determined necessary and an impairment is indicated, the impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on qualitative assessments performed in fiscal year 2019, 2018 and 2017, the fair values of the laser products reporting unit exceeded its carrying value, and no impairment charges were recorded.

See Note 10 for additional information.

Intangible Assets
Definite-lived intangible assets consist of acquisition-related development programs and intellectual property. The intangible assets are being amortized using the straight-line method over periods of 2 to 5 years, which reflect the pattern in which economic benefits of the assets are expected to be realized.

See Note 10 for additional information.

Impairment of Long‑Lived Assets
Long‑lived assets, such as property and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long‑lived assets recorded for the years ended December 31, 2019, 2018 and 2017.

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
Translation of Foreign Currencies
The Company’s international subsidiaries use their local currency as their functional currency. The financial statements of the international subsidiaries are translated to their U.S. dollar equivalents at end‑of‑period currency exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Realized and unrealized foreign currency gains or losses, net are recorded in other expense within the consolidated statement of operations. Realized and unrealized foreign currency gains and losses were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Realized foreign currency loss	$575	$734	$889
Unrealized foreign currency (gain) loss	(381)	124	36

New Accounting Pronouncements

ASU 2018-07
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), in June 2018. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. The Company adopted ASU 2018-07 on January 1, 2019 using the modified retrospective approach with fair value measurement of unsettled liability-classified nonemployee awards, and recorded a cumulative effect adjustment of $161 thousand to beginning retained earnings.

ASU 2017-04
The FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in January 2017. ASU 2017-04 eliminated Step 2 from the goodwill impairment test, and now requires an entity to test for goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allowacted to the reporting unit. ASU 2017-04 is effective for all public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. The Company adopted ASU 2017-04 for its annual goodwill impairment testing in the fourth quarter of 2019 with no material impact on its consolidated financial statements.

ASU 2017-01
The FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in January 2017. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (set) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in ASU 2017-01 also includes specific requirements if the screen is not met and also aligns the definition of certain elements with those of Topic 606. ASU 2017-01 was effective for for annual reporting periods of emerging growth companies beginning after December 15, 2018, including interim periods within those fiscal years, on a prospective basis. The Company adopted ASU 2017-01 in 2019 with no material impact on its consolidated financial statements.

ASU 2016-13, ASU 2018-19, ASU 2019-04 and ASU 2019-05
The FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in June 2016. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard requires that the income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the changes of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information related to both past and current events and circumstances. ASU 2016-13 was amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, and again in April 2019 by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019 by ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2016-13, as amended, is effective for annual reporting periods of emerging growth companies beginning after December 15, 2020, including interim periods within those fiscal years. An entity will apply the new standard, as amended, using a modified-retrospective approach and record a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact on its consolidated financial statements and cannot reasonably estimate the impact on its financial statements at this time.

ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01
The FASB issued ASU 2016-02, Leases (Topic 842), in February 2016. ASU 2016-02 requires the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for virtually all leases, other than leases that meet the definition of short-term. ASU 2016-02 was amended in July 2018 by both ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, and again in March 2019 by ASU 2019-01, Leases (Topic 842): Codification Improvements. As initially issued, the standard required lessees, upon adoption, to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. As amended, the standard allows an alternative transition method that permits entities to use its effective date as the date of initial application, and not restate comparative prior period financial information. ASU 2016-02, as amended, is effective for annual reporting periods of emerging growth companies beginning after December 15, 2019. The Company expects to implement the provisions of ASU 2016‑02, as amended, as of January 1, 2020 using the alternative modified retrospective transition method. The Company is currently evaluating the impact of this ASU, as amended, and cannot reasonably estimate the quantitative impact on the financial statements; however, the Company does expect this ASU, as amended, to have significant additional disclosure requirements.

The standard provides several optional practical expedients in transition. The Company expects to elect the package of practical expedients, which permits the Company to not reassess, under the new standard, its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to nLIGHT. The new standard also provides practical expedients for an entity’s ongoing accounting. Further, the Company expects to elect the short-term lease recognition exemption as well as the practical expedient to not separate lease and non-lease components for all its leases.

Note 2 - Acquisition
On November 14, 2019, the Company acquired Nutronics, Inc. (Nutronics), a private company, pursuant to the Stock Purchase Agreement between nLIGHT, Inc. and selling stockholders of Nutronics, Inc. and sellers as of that date. The total acquisition consideration consisted of $17.4 million in cash. Based in Longmont, Colorado, Nutronics is a leading developer of coherently combined lasers and beam control systems (BCS) for high-energy laser (HEL) systems serving the defense market.

The acquisition was accounted for using the acquisition method of accounting in accordance with the FASB Accounting Standards Codification (ASC) Topic No. 805, Business Combinations. The acquired assets and liabilities of Nutronics were recorded at their respective fair values, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.

The consolidated statements of operations include the financial results of Nutronics for the stub period subsequent to the acquisition date of November 14, 2019 to the Company's fiscal year end, December 31, 2019. For the stub period, Nutronics contributed $2.6 million of revenue and $0.3 million of gross profit to the Company's consolidated results of operations.

For the year ended December 31, 2019, the Company incurred approximately $0.5 million in transaction costs related to the acquisition, which primarily consisted of consulting, legal, accounting and valuation-related expenses. These expenses were recorded in sales, general and administrative expense in the accompanying consolidated statements of operations.

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired. Changes to amounts recorded as assets or liabilities may result in corresponding adjustments to goodwill. The table below summarizes the assets acquired and liabilities assumed (in thousands):

Valuation at
November 14, 2019
Cash	$33
Accounts receivable	635
Contract assets	456
Inventory	255
Other current assets	201
Property, plant and equipment	1,019
Security deposits	46
Tangible assets acquired	2,645

Accounts payable	(278)
Other liabilities	(477)
Deferred revenue	(141)
Liabilities assumed	(896)
Total tangible assets acquired and liabilities assumed	1,749
Intangible assets	7,200
Goodwill	8,484
Net assets acquired	$17,433

The intangible assets as of the November 14, 2019 acquisition date were as follows (in thousands):

	Amount	Weighted-Average Useful Life (in years)
Development programs	$7,200	3.1

Identifiable intangible assets
Customer-related development programs represent the fair value of future projected revenues that will be derived from the research and development awards to existing customers of the acquired company. The fair value of the developed programs was determined based on the Income Approach, utilizing the excess earnings methodology and resulted in a value of $7.2 million which will be amortized over their useful lives. The excess earnings method provides an estimate of the fair value of the development program assets by deducting economic costs from revenue expected to be generated by the assets. These estimated cash flows are then discounted to the present value equivalent. Key assumptions of the valuation included total revenue attributable to the development programs, cost margins, operating expenses, tax rates and discount rates.

Goodwill
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the acquisition. The Company believes the factors that contributed to goodwill include synergies that are specific to the consolidated business such as the acquisition of a talented workforce that expands its expertise in governmental grants-related development programs. The Company does not expect any portion of the goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. The goodwill was allocated to the Company's Advanced Development reporting unit.

Segments
Upon the acquisition of Nutronics, we assessed our operating and reportable segments as well as our reporting units for goodwill impairment consideration in accordance with FASB's ASC Topics 280, Segment Reporting, and 350, Intangibles-Goodwill and Other. See Note 18 for additional information.

Pro forma information
Pro forma financial information has not been provided for the purchase as it was not material to the Company’s overall financial position.

Note 3 - Revenue

Adoption of ASC 606
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments, using the cumulative effect method with a date of initial application of January 1, 2019. As such, the comparative period information has not been adjusted and continues to be reported under ASC 605, Revenue Recognition. The impact of adoption was immaterial, and the Company expects the impact of the adoption of the new standard to be immaterial to the consolidated financial statements on an ongoing basis. A majority of the Company's revenue continues to be recognized at a point in time when control transfers based on the terms of the underlying contract.

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

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. As part of its consideration of the contract, the Company evaluates certain factors including the customer's ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products and/or services, each of which is distinct, as the identified performance obligations. As the Company's standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. Payment terms in excess of one year are evaluated as they occur.

The Company allocates the transaction price to each distinct product and/or service based on its relative standalone selling price. Master sales agreements or purchase orders from customers could include a single product or multiple products. Regardless, the contracted price with the customer is agreed to at the individual product level outlined in the customer contract or purchase order. The Company does not bundle prices; however, it does negotiate with customers on pricing for the same products based on a variety of factors (e.g., level of contractual volume). The Company has concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

Revenue is recognized when control of the product and/or service is transferred to the customer (i.e., when the Company's performance obligation is satisfied), which typically occurs at shipment or delivery, depending on shipping or contract terms.

The Company often receives orders with multiple delivery dates that may extend across several reporting periods. The Company allocates the transaction price of the contract to each delivery based on the product and/or service standalone selling price. The Company invoices for each scheduled delivery upon shipment or delivery and recognizes revenues for such delivery at that point, assuming transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, the Company recognizes over time revenue as per ASC 606-10-55-18 (invoice practical expedient) for its cost plus contracts and, accordingly, elects not to disclose information related to those performance obligations under ASC 606-10-50-14b.

Rights of return generally are not included in customer contracts. Accordingly, product revenue is recognized upon shipment or delivery, as applicable, and transfer of control. Rights of return are evaluated as they occur.

In addition, the Company has elected to account for shipping and handling as fulfillment activities and record them in cost of sales. The election of this practical expedient results in accounting treatment consistent with the Company’s historical accounting policies and therefore, this election does not impact the comparability of the financial statements.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Year Ended December 31,
	2019	2018	2017
Industrial	$76,668	$82,763	$56,622
Microfabrication	57,153	74,108	60,886
Aerospace and Defense	42,798	34,488	21,072
	$176,619	$191,359	$138,580

Sales by Geography

	Year Ended December 31,
	2019	2018	2017
North America	$67,511	$70,694	$46,489
China	64,134	70,196	55,344
Rest of World	44,974	50,469	36,747
	$176,619	$191,359	$138,580

Sales by Timing of Revenue

	Year Ended December 31,
	2019	2018	2017
Point in time	$168,699	$185,989	$137,528
Over time	7,920	5,370	1,052
	$176,619	$191,359	$138,580

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
The Company's contract assets and liabilities are as follows (in thousands):

	Balance Sheet	As of December 31,
	Classification	2019	2018
Contract assets	Prepaid expenses and other current assets	$2,449	$331
Contract liabilities	Deferred revenue	881	1,240

During the year ended December 31, 2019, the Company recognized revenue of $1.2 million that was included in the customer advances and deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 4 - Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write‑off experience and knowledge of any applicable circumstances.
Activity related to the allowance for doubtful accounts was as follows (in thousands):

	2019	2018
Allowance for doubtful accounts, beginning	$303	$438
Provision for losses on accounts receivable	83	22
Write-offs and recoveries	(117)	(157)
Allowance for doubtful accounts, ending	$269	$303

Note 5 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Quick Laser Technology Co., Ltd.	11%	13%	14%
Raytheon Company	13%	*	*
*Represents less than 10% of total revenues.

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2019, two customers accounted for approximately 48% of net accounts receivable. As of December 31, 2018, one customer accounted for approximately 17% of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable in either of these periods.

Note 6 - Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short term nature of these instruments. The fair value of the Company’s term and revolving loans with Pacific Western Bank, also described in Note 14, approximates the carrying value due to the variable market rate used to calculate interest payments.
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

The Company’s financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. The Company's fair value hierarchy for its financial instruments consists of cash equivalents as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market securities	$94,260	$—	$—	$94,260
Commercial paper	2,401	—	—	2,401
Total	$96,661	$—	$—	$96,661

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market securities	$123,121	$—	$—	$123,121
Commercial paper	299	—	—	299
Total	$123,420	$—	$—	$123,420

Note 7 - Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	As of December 31,
	2019	2018
Contract assets	$2,443	$—
Prepaid tax and duties	3,090	2,777
Prepaid expenses	1,688	1,654
Value-added tax receivable, net	468	1,489
Vendor prepayments	164	1,263
Other	231	103
	$8,084	$7,286

Note 8 - Inventory
Inventory is stated at the lower of average cost and net realizable value. Inventory consisted of the following (in thousands):

	As of December 31,
	2019	2018
Raw materials	$16,643	$14,174
Work in process and semi-finished goods	17,723	12,807
Finished goods	11,765	8,348
	$46,131	$35,329

Note 9 - Property and Equipment
Property and equipment consist of the following (in thousands):

		As of December 31,
	Useful life (years)	2019	2018
Computer hardware and software	3-5	$4,764	$4,143
Manufacturing and lab equipment	2-7	59,395	50,797
Office equipment and furniture	5-7	1,462	1,127
Leasehold improvements	2-12	20,759	19,207
		86,380	75,274
Accumulated depreciation		(58,633)	(53,812)
		$27,747	$21,462

Note 10 - Intangible Assets and Goodwill
Intangibles
The Company capitalizes external costs incurred to file new patent applications and to extend the term of or defend existing patents. In addition, during 2019, the Company acquired certain customer-related development programs as part of its acquisition of Nutronics. The details of amortizing intangible assets are as follows (in thousands, except for estimated useful lives):

				As of December 31,
	Estimated useful life (in years)			2019	2018
Patents	5			$5,956	$4,735
Development programs	2	-	4	7,200	—
				13,156	4,735
Accumulated amortization				(3,150)	(2,049)
				$10,006	$2,686

Estimated amortization expense for future years is as follows (in thousands):

2020	$3,568
2021	3,241
2022	1,683
2023	1,280
2024	234
$10,006

Goodwill
During 2019, the Company incurred additional goodwill as part of its acquisition of Nutronics. The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2018	$1,387	$—	$1,387
Business acquisition	—	8,484	8,484
Balance, December 31, 2019	$1,387	$8,484	$9,872

Note 11 - Other Assets
Other assets consisted of the following (in thousands):

	As of December 31,
	2019	2018
Demonstration assets, net	$1,824	$1,982
Deferred tax assets, net	72	3,114
Other	1,852	878
	$3,748	$5,974

Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years.

Note 12 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2019	2018
Accrued payroll and benefits	$8,208	$6,474
Product warranty, current	1,683	2,669
Income tax payable	155	258
Other accrued expenses	1,559	1,307
	$11,605	$10,708
Note 13 - Product Warranties
We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims at the time revenue is recognized.  The warranty liability is based on historical experience, any specifically identified failures, and our estimate of future costs.

Product warranty liability activity for the year ended December 31, 2019 and 2018 was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Product warranty liability, beginning	$4,555	$4,186
Warranty charges incurred, net	(2,382)	(3,152)
Provision for warranty charges, net of adjustments	811	3,521
Product warranty liability, ending	$2,984	$4,555
Less: current portion of product warranty liability	(1,683)	(2,669)
Non-current portion of product warranty liability	$1,301	$1,886
Note 14 - Commitments and Contingencies
Commitments
We have a $40.0 million revolving line of credit (LOC) with Pacific Western Bank which is secured by our assets and expires in September 2021. Interest on the LOC is based primarily on the London Interbank Offered Rate (LIBOR) plus a fee based on certain liquidity levels. The LOC contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of December 31, 2019 and 2018, no amounts were outstanding under the LOC, no letters of credit were outstanding, $40.0 million was available for borrowing, and we were in compliance with all covenants.

The Company leases its facilities in Vancouver, Washington; Hillsboro, Oregon; Longmont, Colorado; China; Finland; and South Korea as well as certain equipment under operating leases that expire at various dates through 2025. The Company had deposits of $0.6 million and $0.4 million as of December 31, 2019 and 2018, respectively, relating primarily to rent deposits on the China and Vancouver, Washington facility leases. The following table presents rent expense, before sublease income, and sublease income for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Rent expense	$3,250	$3,169	$2,724

Sublease income	51	99	86

The minimum future rent payments under noncancelable operating leases as of December 31, 2019 are as follows (in thousands):

2020	$3,060
2021	2,358
2022	1,334
2023	701
2024	635
Thereafter	172
$8,260
Minimum rent payments under operating leases are recognized on a straight‑line basis over the term of the lease, including any periods of free rent. Deferred rent liability associated with operating leases was $0.3 million and $0.3 million as of December 31, 2019 and 2018, respectively.
Contingencies
Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

In December 2013, the Company submitted a disclosure letter to the Office of the Inspector General of the Department of Defense advising that it might not have been eligible for certain contracts it was awarded under the Small Business Innovation Research (SBIR) Program, notwithstanding its prior representations that the Company was eligible. The matter was referred to the Small Business Administration and the U.S. Department of Justice (DOJ) for investigation of potential violations of the False Claims Act. In March 2015, a civil settlement agreement related to the SBIR matter was signed. A liability of $420 thousand was recorded at December 31, 2014 and subsequently paid in full in 2017.
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
The Company becomes involved in various legal proceedings and claims incidental to normal business activities. As of December 31, 2019, the Company believes these matters will not have a material adverse effect on the consolidated financial statements.
Note 15 - Income Taxes
Income (loss) before income tax expense was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(14,298)	$10,901	$(9,064)
Foreign	7,533	6,637	15,759
Income (loss) before income tax	$(6,765)	$17,538	$6,695

Income tax provision was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax expense (benefit):
State	$(1)	$9	$—
Foreign	3,130	5,032	5,200
Current tax expense	3,129	5,041	5,200

Deferred tax expense (benefit):
Federal	4	—	—
Foreign	2,986	(1,441)	(342)
Deferred tax expense (benefit)	2,990	(1,441)	(342)
Income tax expense	$6,119	$3,600	$4,858

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to the loss before income tax as a result of the following differences (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax computed at federal statutory rate	$(1,347)	$3,683	$2,276
State tax, net of federal tax benefit	(133)	27	(102)
Permanent items	(1,493)	545	1,078
Stock compensation	(1,241)	(497)	—
Foreign dividends and unremitted earnings	(352)	159	796
Foreign rate differential	(308)	(347)	(1,897)
Rate change due to tax reform	125	2,819	17,176
Federal credits	(611)	(619)	(302)
Tax contingencies, net of reversals	1,888	2,140	592
Other	(351)	(1,040)	109
Valuation allowance	9,942	(3,270)	(14,868)
Income tax expense	$6,119	$3,600	$4,858

The income tax expense recorded primarily relates to operations in China and Finland, which have income tax rates of 25% and 20%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$23,114	$16,407	$21,626
Research and alternative minimum tax credits	5,022	4,501	3,635
Accrued expenses and other	3,671	2,806	1,891
Inventory	3,456	4,248	2,280
Property and equipment	887	1,334	1,644
Total gross deferred tax assets	36,150	29,296	31,076
Less valuation allowance	(35,545)	(25,603)	(28,873)
Total deferred tax assets	605	3,693	2,203
Deferred tax liabilities
Intangible assets	(537)	(579)	(396)
Total deferred tax liabilities	(537)	(579)	(396)
Net deferred tax assets	$68	$3,114	$1,807

Net deferred tax assets of $0.1 million, $3.1 million, and $1.8 million as of December 31, 2019, 2018 and 2017, respectively, are included in other assets within the consolidated balance sheet.

In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to uncertainty with respect to ultimate realizability of deferred tax assets, the Company has provided a valuation allowance against the U.S. and China deferred tax assets. The net change in the total valuation allowance during the years ended December 31, 2019, 2018 and 2017 were an increase of $9.9 million and decreases of $3.3 million and $14.9 million, respectively.

At December 31, 2019, the Company has U.S. and state net operating loss carryforwards of $95.8 million and $14.0 million, respectively. These net operating losses will expire between 2023 and 2039 if not used by the Company to reduce income taxes payable in future periods. The Company has U.S. and state research and development credits of $5.9 million and $13 thousand, respectively. These credits will begin to expire between 2020 and 2039 if not used by the Company to reduce income taxes payable in future periods.

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

The following table presents a reconciliation of the changes in the unrecognized tax benefit (in thousands):

Balance at December 31, 2016	$2,050
Additions based on tax positions related to the current year	365
Additions for tax positions of prior years	99
Other	3
Balance at December 31, 2017	$2,517
Additions based on tax positions related to the current year	3,398
Additions for tax positions of prior years	92
Reductions for tax positions of prior years	(49)
Reductions as a result of a lapse of applicable statute of limitations	(5)
Other	(66)
Balance at December 31, 2018	$5,887
Additions based on tax positions related to the current year	2,925
Additions for tax positions of prior years	2
Reductions as a result of a lapse of applicable statute of limitations	(22)
Other	(52)
Balance at December 31, 2019	$8,740

At December 31, 2019, the Company has $8.7 million of unrecognized tax benefits (excluding interest and penalties). Of this amount, $3.5 million is recorded in non-current income taxes payable and $5.3 million is recorded as an offset to non-current deferred tax assets on the accompanying consolidated balance sheet. The $5.3 million of unrecognized tax benefit in non-current deferred tax assets is entirely offset by a full valuation allowance in both the U.S. and China. Of the Company's unrecognized tax benefits, $8.7 million, if recognized, would impact the effective tax rate. At December 31, 2018, the Company had recorded $3.5 million of unrecognized tax benefits in non-current income taxes payable and $2.4 million of unrecognized tax benefits recognized as an offset to noncurrent deferred tax assets on the accompanying consolidated balance sheet. The Company does not expect a significant decrease to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has recognized penalties and interest during the years ended December 31, 2019, 2018 and 2017, of $0.3 million, $0.4 million, and $0.4 million, respectively. At December 31, 2019 and 2018 interest and penalties associated with unrecognized tax benefits were $1.6 million and $1.3 million, respectively.

At December 31, 2019, the Company's tax years 2016 through 2019, 2015 through 2019, and 2009 through 2019, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and to make adjustments up to the net operating loss and credit carryforward amounts. The Company is not currently under federal, state, or foreign examination.

2017 Tax Act
In December 2017, the Tax Cuts and Jobs Act (the 2017 Tax Act) introduced significant changes to U.S. income tax law. Effective 2017, the 2017 Tax Act included a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017. Effective 2018, the 2017 Tax Act reduced the U.S. statutory tax rate from 34% to 21%, and created new taxes on certain foreign-sourced earnings, repealed the domestic manufacturing deduction, and placed additional limitations on executive compensation and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (SAB 118), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company's 2017 financial results reflected the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. The accounting for the income tax effects of the 2017 Tax Act is considered complete at December 31, 2018, with no material changes to the amounts recorded in 2017.

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

Transition Tax on Foreign Earnings
The Company recognized a provisional income tax expense of $1.1 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. This resulted in a corresponding decrease in deferred tax assets due to the utilization of net operating loss carryforwards. This amount was finalized within the measurement period in accordance with SAB 118 and did not have a material impact to our consolidated financial statements.

Note 16 - Stockholders' Equity and Stock-Based Compensation

Preferred Stock
We have authorized 5.0 million shares of preferred stock, par value $0.0001, none of which is issued and outstanding.

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2019.

Immediately prior to the closing of the Company's initial public offering on April 30, 2018, all shares of the outstanding convertible preferred stock automatically converted on a 1-for-1 basis into an aggregate of 24.6 million shares of common stock. There were no outstanding shares of convertible preferred stock as of December 31, 2018.

Common Stock Repurchase Plan
On November 14, 2019, the Company's Board of Directors authorized the repurchase of up to $10.0 million of its outstanding shares of common stock. This program is intended to offset the potentially dilutive effects of restricted stock grants awarded in connection with the acquisition of Nutronics, Inc. (See Note 2, Acquisition, for additional information.) The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchased shares are retired and returned to unissued authorized shares upon settlement of the related transactions with the excess of cost over par value charged to additional paid in capital. As of December 31, 2019, no repurchases had been executed under the program.

Equity Incentive Plans
The Company maintains two stock-based compensation plans: the 2018 Equity Incentive Plan (the 2018 Plan), and the 2001 Stock Option Plan (the 2001 Plan). The Board of Directors adopted, and stockholders approved, the 2018 Plan in April 2018. The 2018 Plan became effective on April 24, 2018, and serves as the successor to the 2001 Plan. There are no shares reserved for future awards under the 2001 Plan. Outstanding awards under the 2001 Plan continue to be subject to the terms and conditions of the 2001 Plan.

Equity-based awards are granted under the 2018 Plan. Restricted stock and restricted stock units granted under the 2018 Plan will generally vest over four years in equal annual tranches. The 2018 Plan also provides for grants of incentive stock options, nonstatutory stock options and stock appreciation rights. The incentive stock options may be granted only to employees, and the nonqualified stock options and all other awards other than incentive stock options, may be granted to employees, directors and consultants. The exercise price of incentive stock options generally must be at least equal to the fair market value of common stock on the date of grant. Stock options and stock appreciation rights granted under the 2018 Plan will generally have a term of ten years and vest over a period as determined by the Compensation Committee of the Board of Directors. The Company has not granted any stock options or stock appreciation rights during fiscal years 2019 and 2018.

As of December 31, 2019, there were approximately 2.6 million shares available for grant under the 2018 Plan.

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2018	115	$37.15
Awards granted	403	18.17
Awards vested	(11)	37.15
Awards forfeited and modified	(48)	37.15
RSAs at December 31, 2019	459	$20.49

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2018	557	$30.31
Awards granted	2,107	17.86
Awards vested	(117)	26.94
Awards forfeited & modified	(140)	32.19
RSUs at December 31, 2019	2,407	$19.47

On November 14, 2019, pursuant to the Stock Purchase Agreement between nLIGHT, Inc. and the former stockholders of Nutronics, the Company granted approximately 1.0 million time-based RSUs as part of ongoing employment agreements with the sellers. The RSUs vest in equal annual amounts over 4 years, and had a total grant date fair value of approximately $15.8 million, of which expense will be recognized on a straight-line basis over the requisite service period of the awards. The grant date fair value of the sellers' RSUs was based on the average closing price of the Company's stock for a certain number of days before the acquisition date. See Note 2 for additional information.

The total fair value of RSAs and RSUs vested during the year ended December 31, 2019 was $0.4 million and $3.1 million, respectively. Awards outstanding as of December 31, 2019 include 0.5 million performance-based awards that will vest upon meeting certain performance criteria. The weighted-average grant date fair value per share of awards granted during the period includes changes in the fair value of performance-based RSAs and RSUs granted in prior periods.

Stock Options
The following table summarizes the Company’s stock option activity during the year ended December 31, 2019 (in thousands, except weighted average exercise prices):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	5,171	$1.60	7.2	$83,700
Options exercised	(867)	$1.80
Options canceled	(65)	$2.52
Outstanding, December 31, 2019	4,239	$1.54	6.1	$79,443
Options exercisable at December 31, 2019	3,047	$1.03	5.7	$58,654
Options vested as of December 31, 2019 and expected to vest after December 31, 2019	4,239	$1.54	6.1	$79,443

Total intrinsic value of options exercised for the year ended December 31, 2019 and 2018 was $15.8 million and $6.7 million, respectively. The Company received proceeds of $1.6 million and $0.4 million from the exercise of options for the year ended December 31, 2019 and 2018, respectively.

Employee Stock Purchase Plan
During the year ended December 31, 2018, the Company's Board of Directors approved the terms of the 2018 Employee Stock Purchase Plan (the 2018 ESPP). The 2018 ESPP became effective on April 24, 2018. Subject to any limitations therein, the 2018 ESPP allows eligible employees to contribute up to 10% of their earnings for the purchase of common stock at a discounted price per share. The 2018 ESPP provides for separate six-month offering periods commencing on the first trading day on or after May 15 and November 15 of each calendar year. The initial offering period occurred from November 15, 2018 through May 15, 2019.

Information related to activity under the 2018 ESPP was as follows (in thousands, except weighted average per share prices):

Year Ended December 31,
2019
Shares issued	83
Weighted average per share purchase price	$17.72
Weighted average per share discount from the fair value of our common stock on date of issuance	$3.13

As of December 31, 2019, there were 1.5 million shares available for grant under the 2018 ESPP.

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$1,201	$456	$46
Research and development	3,299	1,293	66
Sales, general and administrative	5,230	3,056	257
	$9,730	$4,805	$369

Changes in metrics and estimated achievement related to 0.2 million performance-based awards in September 2019 resulted in a $2.1 million credit to previously recognized stock-based compensation expense.

Unrecognized Compensation Costs
As of December 31, 2019, total unrecognized stock-based compensation related to outstanding, but unvested stock awards was $49.0 million, which will be recognized over the next five years as follows (in thousands):

2020	$17,427
2021	14,800
2022	11,076
2023	5,719
$49,022

Note 17 - 401(k) Plan
The Company has a 401(k) Profit Sharing Plan and Trust (the Plan). Participation in the Plan is voluntary and is available to all employees. Employees are eligible to participate in the Plan on the first day of the month after their first day of employment. Participants may elect to contribute part of their annual salary to the Plan up to the statutorily prescribed limit. The Company may make discretionary matching or qualified nonelective contributions to the Plan. The Company maintains a match of 40% of each dollar up to the first 5% of compensation that is contributed to the Plan. The match is recorded within the cost of revenues and operating expenses in the consolidated statements of operations and were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
401(k) match	$668	$606	$462

Note 18 - Segment and Geographic Information
Prior to the acquisition of Nutronics in the fourth quarter of 2019, the Company operated as one reportable segment. With the addition of Nutronics, the Company currently operates in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. Revenue in the Laser Products Segment includes products that we sell such as fiber lasers, diodes, complete laser systems and components; whereas the Advanced Development Segment revenue is largely based on research and development grants that do not result in the delivery of a standard product.
The Company's chief operating decision‑maker ("CODM") is the chief executive officer, who reviews operating results to make decisions about allocating resources and assessing performance on a total company basis. The following table summarizes the operating results by reportable segment for 2019 (dollars in thousands):

	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$174,059	$2,560	$—	$176,619
Gross profit	$53,247	$293	$(1,201)	$52,339
Gross margin	30.6%	11.4%	NM	29.6%
Operating income (loss)	$(768)	$186	$(9,326)	$(9,909)

Corporate and Other includes unallocated expenses related to amortization of purchased intangible assets, share-based compensation expense, and acquisition-related costs, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses. Since the Company operated only in the Laser Products segment prior to the acquisition of Nutronics in 2019, no comparative information is presented for 2018 or 2017.

The geographic locations of the Company’s long‑lived assets, net, based on location of the assets, are as follows (in thousands):

	As of December 31,
	2019	2018
North America	$39,257	$18,505
China	9,797	11,533
Rest of World	2,319	1,471
	$51,373	$31,509

Note 19 - Net Income (Loss) per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders during the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$(12,884)	$13,938	$1,837
Participating securities:
Income allocated to participating securities	—	(4,415)	(1,837)
Net income (loss) attributable to common stockholders	(12,884)	9,523	—

Denominator:
Weighted-average shares, basic	37,119	24,862	2,735
Dilutive effect of restricted stock units and awards	—	11	—
Dilutive effect of common stock options	—	5,086	—
Weighted-average common shares outstanding, diluted	37,119	29,959	2,735
Net income (loss) per share attributable to common stockholders:
Basic	$(0.35)	$0.38	$0.00
Diluted	$(0.35)	$0.32	$0.00

The following potentially dilutive shares of restricted stock awards and units, employee stock purchase plan, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Convertible preferred stock	—	—	23,095
Preferred stock warrants	—	—	214
Restricted stock units and awards	2,426	622	—
Common stock options	4,239	—	5,369
Total	6,665	622	28,678

Note 20 - Quarterly Results of Operations (unaudited)
The following table summarizes unaudited quarterly financial data for 2019 and 2018 (in thousands, except per share data):

	Year Ended December 31, 2019
	Q4	Q3	Q2	Q1	Full Year
Revenues	$42,896	$43,814	$48,048	$41,861	$176,619
Gross profit	9,992	12,962	15,871	13,514	52,339
Net loss attributable to common stockholders	(10,716)	(778)	(155)	(1,235)	(12,884)
Net loss per share, basic	$(0.29)	$(0.02)	$0.00	$(0.03)	$(0.35)
Net loss per share, diluted	$(0.29)	$(0.02)	$0.00	$(0.03)	$(0.35)

	Year Ended December 31, 2018
	Q4	Q3	Q2	Q1	Full Year
Revenues	$46,162	$51,025	$51,705	$42,467	$191,359
Gross profit	16,506	18,047	17,679	14,729	66,961
Net income attributable to common stockholders	2,360	4,009	3,154	—	9,523
Net income per share, basic	$0.06	$0.11	$0.13	$0.00	$0.38
Net income per share, diluted	$0.06	$0.10	$0.11	$0.00	$0.32

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments, which required the implementation of internal controls to ensure we adequately evaluated our contracts and properly assessed the impact on the new accounting standard. In addition, although the new revenue standard is expected to have an immaterial impact on our ongoing revenues or net income, we implemented changes to our policies and internal controls related to revenue recognition.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel and consultants, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;
(ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We acquired Nutronics, Inc. (Nutronics) on November 14, 2019, and we have not yet completed the process of integrating the acquired business’s internal control over financial reporting into our overall internal control over financial reporting process. Accordingly, we excluded from our assessment of internal control over financial reporting as of December 31, 2019, the internal control over financial reporting of Nutronics. Associated with Nutronics are total assets of $20.2 million and net revenues of $2.6 million included in our consolidated financial statements as of and for the fiscal year ended December 31, 2019.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

CEO and CFO Certifications

We have attached as exhibits to this Annual Report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 9A be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s definitive proxy statement relating to the 2020 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2019.

PART IV

ITEM 6. EXHIBITS

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

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-38462	3.2	May 25, 2018
3.3	First Amendment to Amended and Restated Bylaws of the Registrant	8-K	001-38462	3.1	February 3, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Amended and Restated Investors' Rights Agreement, dated April 28, 2017, by and among the registrant and the parties named therein	S-1	333-224055	4.2	March 30, 2018
4.3	Description of the Registrant's Securities					X
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-224055	10.1	April 16, 2018
10.2+	2001 Stock Option Plan, as amended, and related form agreements	S-1	333-224055	10.2	March 30, 2018
10.3+	2018 Equity Incentive Plan and related form agreements	S-1/A	333-224055	10.3	April 16, 2018
10.4+	2018 Employee Stock Purchase Plan and related form agreements	S-1/A	333-224055	10.4	April 16, 2018
10.5+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement	8-K	001-38462	10.1	June 4, 2018
10.6+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement (Performance-Based)	8-K	001-38462	10.2	June 4, 2018
10.7+	2018 Equity Incentive Plan-Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.3	June 4, 2018
10.8+	2018 Executive Incentive Compensation Plan	S-1	333-224055	10.5	March 30, 2018
10.9+	Employment Agreement, dated March 29, 2018, by and between the registrant and Scott Keeney	S-1	333-224055	10.6	March 30, 2018
10.10+	Employment Agreement, dated March 29, 2018, by and between the registrant and Ran Bareket	S-1	333-224055	10.7	March 30, 2018
10.11+	Employment Agreement, dated March 29, 2018, by and between the registrant and Robert Martinsen	S-1	333-224055	10.8	March 30, 2018
10.12	Amended and Restated Loan and Security Agreement, dated March 28, 2018, by and between the registrant and Pacific Western Bank	S-1	333-224055	10.10	March 30, 2018

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.13	First Amendment to Amended and Restated Loan and Security Agreement, dated July 18, 2018, by and between the registrant and Pacific Western Bank	10-Q	001-38462	10.1	August 10, 2018
10.14	Second Amended and Restated Loan and Security Agreement, dated September 24, 2018, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 27, 2018
10.15	First Amendment to Second Amended and Restated Loan and Security Agreement, dated November 14, 2019, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	November 14, 2019
10.16	North Park Industrial Center Business Park Lease Agreement, dated May 21, 2013, by and between the registrant and Aspen Hinton, LLC	S-1	333-224055	10.11	March 30, 2018
10.17	North Park Industrial Center Amended and Restated Lease Agreement, dated April 1, 2010, by and between the registrant and Dutton Aspen LLC (as successor in interest to Aspen North Park L.L.C.), as amended by the First Amendment to Lease, dated June 18, 2012 and the Second Amendment to Lease, dated August 1, 2016	S-1	333-224055	10.12	March 30, 2018
10.18	First Amendment to Business Park Lease, dated May 10, 2018, by and between nLIGHT, Inc. and Mittleman North Park, LLC	8-K	001-38462	10.1	May 11, 2018
10.19	Lease Agreement, dated April 7, 2000, by and between the registrant and Juhani Leijamaa, as amended by the Lease Contract Extension dated March 21, 2016	S-1	333-224055	10.13	March 30, 2018
10.20	Lease Agreement, dated April 7, 2000, by and between the registrant and Hannele Saamio, as amended by the Lease Contract Extension, dated as of March 21, 2016	S-1	333-224055	10.14	March 30, 2018
10.21
Lease Agreement, dated July 3, 2014, by and between Nutronics, Inc. and Longmont Diagonal Investments, LP, as amended by the First Amendment to Lease, dated as of August 4, 2016, and the Second Amendment to Lease, dated as of November 2, 2016
						X
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

NLIGHT, INC.

Date: March 9, 2020	By:	/s/ SCOTT KEENEY
Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2020	By:	/s/ RAN BAREKET
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

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SCOTT KEENEY	President, Chief Executive Officer and Chairman (Principal Executive Officer)
Scott Keeney		March 9, 2020

/s/ RAN BAREKET	Chief Financial Officer (Principal Accounting and Financial Officer)
Ran Bareket		March 9, 2020

/s/ BANDEL CARANO	Director
Bandel Carano		March 9, 2020

/s/ DOUGLAS CARLISLE	Director
Douglas Carlisle		March 9, 2020

/s/ BILL GOSSMAN	Director
Bill Gossman		March 9, 2020

/s/ RAYMOND LINK	Director
Raymond Link		March 9, 2020

/s/ GARY LOCKE	Director
Gary Locke		March 9, 2020

/s/ GEOFFREY MOORE	Director
Geoffrey Moore		March 9, 2020