Form 10-Q
period 2020-03-31
NLIGHT, INC.
filed 2020-05-07
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
						Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of May 4, 2020, the Registrant had 38,488,631 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$116,250	$117,252
Accounts receivable, net of allowances of $329 and $269	26,926	27,126
Inventory	49,486	46,131
Prepaid expenses and other current assets	7,149	8,084
Total current assets	199,811	198,593
Property, plant and equipment, net of accumulated depreciation of $60,120 and $58,633	41,012	27,747
Operating lease right-of-use assets	6,834	—
Intangible assets, net of accumulated amortization of $4,029 and $3,150	9,442	10,006
Goodwill	9,972	9,872
Other assets, net	4,718	3,748
Total assets	$271,789	$249,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,244	$12,700
Accrued liabilities	9,247	11,605
Deferred revenues	1,983	679
Operating lease liabilities	2,759	—
Current portion of long-term debt	35	51
Total current liabilities	31,268	25,035
Non-current income taxes payable	6,461	6,429
Long-term operating lease liabilities	4,373	—
Long-term debt	15,000	—
Other long-term liabilities	1,740	1,894
Total liabilities	58,842	33,358
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 38,473 shares issued and outstanding at March 31, 2020 and 38,084 shares issued and outstanding at December 31, 2019	15	15
Additional paid-in capital	341,042	336,732
Accumulated other comprehensive loss	(3,181)	(2,685)
Accumulated deficit	(124,929)	(117,454)
Total stockholders’ equity	212,947	216,608
Total liabilities and stockholders’ equity	$271,789	$249,966

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Products	$36,930	$41,861
Development	6,285	—
Total revenue	43,215	41,861
Cost of revenue:
Products	27,900	28,347
Development	5,814	—
Total cost of revenue	33,714	28,347
Gross profit	9,501	13,514
Operating expenses:
Research and development	8,538	6,422
Sales, general, and administrative	7,700	8,144
Total operating expenses	16,238	14,566
Loss from operations	(6,737)	(1,052)
Other income (expense):
Interest income, net	283	750
Other income (expense), net	(116)	820
Income (loss) before income taxes	(6,570)	518
Income tax expense	905	1,753
Net loss	$(7,475)	$(1,235)
Net loss per share, basic	$(0.20)	$(0.03)
Net loss per share, diluted	$(0.20)	$(0.03)
Shares used in per share calculations:
Basic	37,846	36,694
Diluted	37,846	36,694

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(7,475)	$(1,235)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(496)	(260)
Comprehensive loss	$(7,971)	$(1,495)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2019	38,084	$15	$336,732	$(2,685)	$(117,454)	$216,608
Net loss	—	—	—	—	(7,475)	(7,475)
Issuance of common stock pursuant to exercise of stock options	373	—	558	—	—	558
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	16	—	(11)	—	—	(11)
Stock-based compensation	—	—	3,763	—	—	3,763
Cumulative translation adjustment	—	—	—	(496)	—	(496)
Balance, March 31, 2020	38,473	$15	$341,042	$(3,181)	$(124,929)	$212,947

	Three Months Ended March 31, 2019
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2018	36,705	$15	$324,656	$(2,157)	$(104,731)	$217,783
Cumulative effect adjustment due to adoption of ASU 2018-07	—	—	(161)	—	161	—
Net loss	—	—	—	—	(1,235)	(1,235)
Issuance of common stock pursuant to exercise of stock options	201	—	466	—	—	466
Stock-based compensation	—	—	1,909	—	—	1,909
Cumulative translation adjustment	—	—	—	(260)	—	(260)
Balance, March 31, 2019	36,906	$15	$326,870	$(2,417)	$(105,805)	$218,663

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,475)	$(1,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,769	1,565
Amortization	1,392	647
Reduction in carrying amount of right-of-use assets	706	—
Provision for losses on accounts receivable	67	28
Stock-based compensation	3,763	1,909
(Gain) loss on disposal of assets	(1)	5
Changes in operating assets and liabilities:
Accounts receivable, net	(53)	(3,582)
Inventory	(3,572)	(6,072)
Prepaid expenses and other current assets	923	1,500
Other assets	(1,488)	(588)
Accounts payable	4,582	2,113
Accrued and other long-term liabilities	(2,247)	(996)
Deferred revenues	1,312	(578)
Operating lease liabilities	(705)	—
Non-current income taxes payable	(52)	345
Net cash used in operating activities	(1,079)	(4,939)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,185)	(2,284)
Capitalization of patents	(320)	(450)
Proceeds from sale of assets	41	—
Net cash used in investing activities	(15,464)	(2,734)
Cash flows from financing activities:
Principal payments on debt and capital leases	(16)	(25)
Net proceeds from debt financing	15,000	—
Proceeds from stock option exercises	558	467
Tax payments related to stock award issuances	(11)	—
Net cash provided by financing activities	15,531	442
Effect of exchange rate changes on cash	10	119
Net decrease in cash and cash equivalents	(1,002)	(7,112)
Cash and cash equivalents, beginning of period	117,252	149,478
Cash and cash equivalents, end of period	$116,250	$142,366
Supplemental disclosures:
Cash received for interest	$384	$769
Cash paid for income taxes	605	813
Accrued purchases of property, equipment and patents	744	835
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$7,566	$—

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying consolidated financial statements of nLIGHT, Inc. and its wholly owned subsidiaries (Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K.

Reclassifications
Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation.

Critical Accounting Policies
Other than the adoption of new lease accounting standards as described in Note 13, our critical accounting policies have not materially changed during the three months ended March 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), in February 2016. ASU 2016-02 requires the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for virtually all leases, other than leases that meet the definition of short-term. ASU 2016-02 was amended in July 2018 by both ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, in March 2019 by ASU 2019-01, Leases (Topic 842): Codification Improvements, and in February 2020 by ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842). The Company adopted ASU 2016-02, as amended, on January 1, 2020 using the modified transition approach, resulting in the recognition of operating lease ROU assets and lease liabilities of $7.6 million and $7.9 million, respectively. As of the effective date, the Company had no financing leases. Refer to Note 13 for additional information.

ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-03
The FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in June 2016. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the new standard requires that the income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 was amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, in April 2019 by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019 by ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, in February 2020 by ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842), and in March 2020 by ASU 2020-03, Codification Improvements to Financial Instruments. ASU 2016-13, as amended, is effective for annual reporting periods of emerging growth companies beginning after December 15, 2020, including interim periods within those fiscal years. An entity will apply the new standard, as amended, using a modified-retrospective approach and record a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact on its consolidated financial statements and cannot reasonably estimate the impact on its financial statements at this time.

ASU 2020-04
FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in March 2020. ASU 2020-04 provides optional practical expedients and exceptions for applying U.S. GAAP to contracts and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities for the period March 12, 2020 through December 31, 2022, and will not apply to contract modifications made after December 31, 2022. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. Adoption of the ASU as of its effective date had no material impact on the Company's financial position, results of operations and cash flows.

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

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions as of the reporting date and are considered preliminary. During the three months ended March 31, 2020, updated information resulted in an increase to other liabilities acquired of $0.1 million and a corresponding adjustment to goodwill. The table below summarizes the assets acquired and liabilities assumed (in thousands):

Valuation at
March 31, 2020
Cash	$33
Accounts receivable	635
Contract assets	456
Inventory	255
Other current assets	201
Property, plant and equipment	1,019
Security deposits	46
Tangible assets acquired	2,645

Accounts payable	(278)
Other liabilities	(577)
Deferred revenue	(141)
Liabilities assumed	(996)
Total tangible assets acquired and liabilities assumed	1,649
Intangible assets	7,200
Goodwill	8,584
Net assets acquired	$17,433

The intangible assets as of the November 14, 2019 acquisition date were as follows (in thousands):

	Amount	Weighted-Average Useful Life (in years)
Development programs	$7,200	3.1

Pro forma financial information has not been provided for the purchase as it was not material to the Company’s overall financial position.

Note 3 - Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended March 31,
	2020	2019
Industrial	$15,990	$18,124
Microfabrication	10,419	14,533
Aerospace and Defense	16,806	9,204
	$43,215	$41,861

Sales by Geography

	Three Months Ended March 31,
	2020	2019
North America	$21,046	$15,770
China	12,042	13,653
Rest of World	10,127	12,438
	$43,215	$41,861

Sales by Timing of Revenue

	Three Months Ended March 31,
	2020		2019
Point in time	$36,930	—	$40,607
Over time	6,285	—	1,254
	$43,215	—	$41,861

The Company's contract assets and liabilities are as follows (in thousands):

		As of
	Balance Sheet Classification	March 31, 2020	December 31, 2019
Contract assets	Prepaid expenses and other current assets	$2,100	$2,449
Contract liabilities	Deferred revenue	2,092	881

During the three months ended March 31, 2020, the Company recognized revenue of $0.2 million that was included in the customer advances and deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of the Company's revenues for the periods presented:

	Three Months Ended March 31,
	2020	2019
Raytheon Technologies	16%	11%
U.S. Government	10%	*
*Represents less than 10% of total revenues

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2020, one customer accounted for approximately 24% of net accounts receivable. As of December 31, 2019, two customers accounted for approximately 48% of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable in either of these periods.

Note 5 - Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, are shown at cost which approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s term and revolving loans with Pacific Western Bank, also described in Note 12, approximates the carrying value due to the variable market rate used to calculate interest payments.
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
The Company’s financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. The Company's fair value hierarchy for its financial instruments consists of cash equivalents as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Money market securities	$74,035	$—	$—	$74,035
Commercial paper	2,049	—	—	2,049
Total	$76,084	$—	$—	$76,084

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market securities	$94,260	$—	$—	$94,260
Commercial paper	2,401	—	—	2,401
Total	$96,661	$—	$—	$96,661
Note 6 - Inventory
Inventory is stated at the lower of average cost and net realizable value. Inventory consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Raw materials	$18,704	$16,643
Work in process and semi-finished goods	18,619	17,723
Finished goods	12,163	11,765
	$49,486	$46,131

Note 7 - Property, Plant and Equipment
Property and equipment consist of the following (in thousands):

		As of
	Useful life (years)	March 31, 2020	December 31, 2019
Computer hardware and software	3-5	$5,230	$4,764
Manufacturing and lab equipment	2-7	61,303	59,395
Office equipment and furniture	5-7	1,318	1,462
Leasehold improvements	2-12	20,745	20,759
Land and buildings	-	12,536	—
		101,132	86,380
Accumulated depreciation		(60,120)	(58,633)
		$41,012	$27,747

On March 31, 2020, the Company purchased a commercial property in Camas, Washington that consists of approximately 21 acres of land and two buildings with approximately 165,000 square feet of office space, clean rooms and manufacturing space. The property was purchased "as is", and as of March 31, 2020, the allocation of the purchase price to the components of the property and determination of useful lives is not complete. The Company intends to use the property as its new headquarters following the completion of certain renovations and modifications.

Note 8 - Intangible Assets and Goodwill
Intangibles
The details of amortizing intangible assets are as follows (in thousands, except for estimated useful lives):

				As of
	Estimated useful life (in years)			March 31, 2020	December 31, 2019
Patents	3	-	5	$6,271	$5,956
Development programs	2	-	4	7,200	7,200
				13,471	13,156
Accumulated amortization				(4,029)	(3,150)
				$9,442	$10,006

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2019	$1,387	$8,484	$9,872
Purchase price adjustment	—	100	100
Balance, March 31, 2020	$1,387	$8,584	$9,972

An adjustment to other liabilities acquired in the Nutronics acquisition resulted in additional goodwill. See Note 2.

Note 9 - Other Assets
Other assets consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Demonstration assets, net	$2,108	$1,824
Deferred tax assets, net	72	72
Other	2,538	1,852
	$4,718	$3,748

Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years. Amortization expense for the three months ended March 31, 2020 and 2019 was $0.5 million in both periods.

Note 10 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Accrued payroll and benefits	$6,286	$8,208
Product warranty, current	1,828	1,683
Income tax payable	3	155
Other accrued expenses	1,130	1,559
	$9,247	$11,605
Note 11 - Product Warranties
The Company provides warranties on certain products and records a liability for the estimated future costs associated with warranty claims at the time revenue is recognized.  The warranty liability is based on historical experience, any specifically identified failures, and its estimate of future costs.

Product warranty liability activity for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Product warranty liability, beginning	$2,984	$4,555
Warranty charges incurred, net	(766)	(433)
Provision for warranty charges, net of adjustments	1,033	(398)
Acquired warranty	100	—
Product warranty liability, ending	$3,351	$3,724
Less: current portion of product warranty liability	(1,828)	(2,168)
Non-current portion of product warranty liability	$1,523	$1,556

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Credit Facilities
The Company has a $40.0 million revolving line of credit (LOC) with Pacific Western Bank which is secured by its assets and expires in September 2021. Interest on the LOC is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the Prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of March 31, 2020, $15.0 million was outstanding under the LOC and is classified in the Company's consolidated balance sheet as long-term debt as no payments are due currently. The Company was in compliance with all covenants under the loan agreement, and $24.5 million was available for borrowing under the LOC as of March 31, 2020.

Contractual Commitments and Purchase Obligations
The Company's purchase obligations and other contractual obligations have not materially changed as of March 31, 2020 from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

Legal Matters
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of March 31, 2020, and as of the filing of this Quarterly Report on Form 10-Q, the Company was not involved in any material legal proceedings.

Note 13 - Leases

Adoption of ASC 842
The Company adopted ASU 2016-02, Leases (Topic 842) and related amendments, using the modified transition approach with an effective date of January 1, 2020. The modified transition approach permits a company to use its effective date as the date of initial application to apply the standard to its leases, and, therefore, not restate comparative prior period financial information. Consequently, prior period financial information is not updated, and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2020. The adoption of the lease standard did not have any effect on our previously reported consolidated financial statements and did not result in a cumulative catch-up adjustment to opening equity.

Transition Practical Expedients and Elections
The standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients,’ which permits it to not reassess, under the new standard, the Company's prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption; for those leases that qualify, the Company will not recognize a right-of-use asset or lease liability, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases.

Lease Accounting
We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as our corporate headquarters located in Vancouver, Washington. Our leases have remaining terms of 0.5 to 5.3 years, and some leases include options to extend up to 15 years. We also have operating leases for automobiles, manufacturing and office and computer equipment with remaining lease terms of 0.2 to 4.0 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 3.2 years at March 31, 2020, and the weighted-average discount rate was 3.6%.

The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2020
Lease expense:
Operating lease expense	$769
Short-term lease expense	87
Variable and other lease expense	146
$1,002

Future minimum payments under our non-cancelable operating leases were as follows as of March 31, 2020 (in thousands):

Remainder of 2020	$2,311
2021	2,380
2022	1,381
2023	702
2024	635
Thereafter	172
$7,581

Note 14 - Income Taxes
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

The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 differs from the U.S. statutory rate due to the U.S. and China valuation allowance, foreign income taxed at local statutory rates, and accrued withholding taxes. The decrease in the effective tax rate for the three months ended March 31, 2020 relative to 2019 is primarily due to decreased profitability within the U.S. entity as the Company maintains a full valuation allowance against the U.S. and China deferred tax assets.

For the three months ended March 31, 2020, the Company reported U.S. and China pre-tax losses. The Company has not yet been able to establish a sustained level of profitability in the U.S. and China, or other sufficient significant positive evidence, to conclude that its U.S. and China deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. and China deferred tax assets.

Note 15 - Stockholders' Equity and Stock-Based Compensation

Common Stock Repurchase Plan
On November 14, 2019, the Company's Board of Directors authorized the repurchase of up to $10.0 million of its outstanding shares of common stock. This program is intended to offset the potentially dilutive effects of restricted stock grants awarded in connection with the acquisition of Nutronics, Inc. (See Note 2 for additional information.) As of March 31, 2020, no repurchases had been executed under the program.

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2019	459	$20.49
Awards granted	—	—
Awards vested	—	—
Awards forfeited and modified	—	—
RSAs at March 31, 2020	459	$20.49

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2019	2,407	$19.47
Awards granted	10	18.68
Awards vested	(2)	19.46
Awards forfeited & modified	(13)	22.18
RSUs at March 31, 2020	2,402	$19.45

The total fair value of RSAs and RSUs vested during the three months ended March 31, 2020 was less than $0.1 million in total. Awards outstanding as of March 31, 2020 include 0.5 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2020 (in thousands, except weighted average exercise prices):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	4,239	$1.54	6.1	$79,443
Options exercised	(373)	$1.50
Options canceled	(7)	$1.07
Outstanding, March 31, 2020	3,859	$1.55	6.0	$34,519
Options exercisable at March 31, 2020	2,864	$1.03	5.6	$27,076
Options vested as of March 31, 2020 and expected to vest after March 31, 2020	3,859	$1.55	6.0	$34,519

Total intrinsic value of options exercised for the three months ended March 31, 2020 and 2019 was $6.0 million and $3.6 million, respectively. The Company received proceeds of $0.6 million and $0.5 million from the exercise of options for the three months ended March 31, 2020 and 2019, respectively.

Employee Stock Purchase Plan
There were no purchases under the Company's employee stock purchase plan during the three months ended March 31, 2020.

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$345	$209
Research and development	1,782	558
Sales, general and administrative	1,636	1,142
	$3,763	$1,909

Unrecognized Compensation Costs
As of March 31, 2020, total unrecognized stock-based compensation related to unvested stock awards was $42.9 million, which will be recognized over the next five years as follows (in thousands):

Remainder of 2020	$12,767
2021	13,415
2022	10,927
2023	5,742
2024	3
$42,854

Total unrecognized stock-based compensation includes approximately 0.3 million awards that do not have a measurement date and have been valued as of March 31, 2020.

Note 16 - Segment Information
The Company operates in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the period presented (dollars in thousands):

	Three Months Ended March 31, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$36,930	$6,285	$—	$43,215
Gross profit	$9,375	$471	$(345)	$9,501
Gross margin	25.4%	7.5%	NM	22.0%
Corporate and Other is unallocated expenses related to stock-based compensation. Since the Company operated only in the Laser Products segment prior to the acquisition of Nutronics in November 2019, no comparative information is presented for 2019.

There have been no material changes to the geographic locations of the Company’s long‑lived assets, net, based on the location of the assets, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Note 17 - Net Income (Loss) per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(7,475)	$(1,235)

Denominator:
Weighted-average shares, basic	37,846	36,694
Weighted-average shares, diluted	37,846	36,694
Net loss per share:
Basic	$(0.20)	$(0.03)
Diluted	$(0.20)	$(0.03)

The following potentially dilutive shares of restricted stock awards and units, employee stock purchase plan, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock units and awards	2,460	681
Employee stock purchase plan	—	44
Common stock options	3,859	4,956
Total	6,319	5,681

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: the size of our market opportunity; our ability to compete effectively against other providers of similar products and services, as well as competing technologies; applications and processes that will use lasers, including the suitability of our products; our ability to develop new technology, designs and applications for our lasers; the reduction in cost per brilliant watt and increase in power of semiconductor lasers going forward; the implementation of our business model and strategic plans, including estimates regarding future sales, revenues, expenses, acquisitions, investments, capital requirements and stock performance; our future financial performance; fluctuations in our quarterly results of operations and other operating measures, particularly as a result of seasonality; the regulatory regime for our products and services, domestically and internationally; the adoption of our products or lasers generally and the growth of the laser market broadly and within specific industries; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; our ability to maintain and grow our relationships with our foreign customers; the impact on our sales and operations of public health crises in China, the United States or internationally, including the current COVID-19 outbreak and our response to it; the effect on our business of litigation to which we are or may become a party; our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; future macroeconomic conditions and the effect of trade restrictions and new or increased tariffs on our products; the sufficiency of our existing liquidity sources to meet our cash needs; and our ability to sustain and manage growth in our business.

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

Overview

nLIGHT, Inc., headquartered in Vancouver, Washington, is a leading provider of high‑power semiconductor and fiber lasers. Revolutionizing laser technology, we are making the impossible possible. We design, develop and manufacture the critical elements of our lasers, and we believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property.

In November 2019, we acquired Nutronics, Inc. (Nutronics), based in Longmont, Colorado, a leading developer of coherently combined lasers and beam control systems (BCS) for high-energy laser (HEL) systems serving the defense market. Our consolidated financial results for the three months ended March 31, 2020 include the results of Nutronics, and therefore may not be directly comparable to the corresponding period of 2019, which does not include the results of Nutronics.

Since the acquisition of Nutronics, we operate in two reportable segments consisting of the Laser Products segment and Advanced Development segment. Sales of our semiconductor lasers, fiber laser and optical fibers are included in the Laser Products segment, while revenue earned from research and development contracts are included in the Advanced Development segment.

Revenues increased to $43.2 million in the three months ended March 31, 2020 compared to $41.9 million in the same period of 2019 as a result of higher revenue from the Aerospace and Defense market, including the acquisition of Nutronics, offset partially by lower revenues from the Industrial and Microfabrication markets. We generated a net loss of $7.5 million for first quarter of 2020 as compared to a net loss of $1.2 million for the first quarter of 2019. The higher net loss in the first quarter of 2020 was driven by a decrease in gross margins on product sales, increased stock-based compensation, and amortization of intangible assets from the Nutronics acquisition.

Factors Affecting Our Performance

Impact of the COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 continues to spread throughout the United States and the world, including in geographies in which we and our customers operate. Our first priority is the health and safety of our employees and our communities. As of the date of this report, all our U.S. operating locations have been deemed essential and all of our global manufacturing facilities are fully operational. Our Shanghai manufacturing facility was closed for an additional week following the Chinese New Year, due to COVID-19, but has since re-opened. All of our facilities have implemented a variety of new policies and procedures, including additional cleaning, social distancing, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees.

The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak is uncertain, with disruptions to the business of our customers and suppliers, which may materially adversely impact our business, operations, demand for our products and coincidentally our consolidated results of operations and financial condition in the future. In response to mandates ordered by global government authorities, our non-manufacturing and technical service personnel outside of China have been ordered to work from home since March 2020. While we have not incurred significant disruptions to our manufacturing or to our supply chain thus far from the COVID-19 outbreak, we may experience decreased demand from certain customers. We are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our customers’ and suppliers’ businesses and other factors identified in the “Risk Factors” section of this report. We are continuing to evaluate closely the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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
Erosion of average selling prices, or ASPs, of established products is typical in our industry, and the ASPs of our products generally decrease as our products mature. We may also negotiate discounted selling prices from time to time with certain customers that purchase higher volumes, or to penetrate new markets or applications. Historically, we have been able to offset decreasing ASPs by introducing new and higher value products, increasing the sales of our existing products, expanding into new applications and reducing our manufacturing costs. However, recent ASP pressure has been more pronounced, and as a result, we have only been able to partially offset the impact of the lower selling prices. Certain of our competitors have continued to reduce the price of their fiber lasers sold in the China Industrial market. Although we anticipate further increases in product volumes and the continued introduction of new and higher value products, we expect further ASP reduction that may cause our revenues to decline or grow at a slower rate.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Revenue:
Products	85.5%	100.0%
Development	14.5	—
Total revenue	100.0	100.0
Cost of revenue:
Products	64.6	67.7
Development	13.5	—
Total cost of revenue	78.0	67.7
Gross profit	22.0	32.3
Operating expenses:
Research and development	19.8	15.3
Sales, general, and administrative	17.8	19.5
Total operating expenses	37.6	34.8
Loss from operations	(15.6)	(2.5)
Other income (expense):
Interest income, net	0.7	1.8
Other income (expense), net	(0.3)	2.0
Income (loss) before income taxes	(15.2)	1.3
Income tax expense	2.1	4.2
Net loss	(17.3)%	(3.0)%

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
Laser Products	$36,930	85.5%	$41,861	100.0%	$(4,931)	(11.8)%
Advanced Development	6,285	14.5	—	—	6,285	NM
	$43,215	100.0%	$41,861	100.0%	$1,354	3.2%

The decrease in Laser Products revenue for the three months ended March 31, 2020, compared to the same period of 2019, was driven by decreased revenue in the Industrial and Microfabrication markets, offset partially by increased revenue in the Aerospace and Defense market. Prior to the acquisition of Nutronics in November 2019, we operated only in the Laser Products segment. The Laser Products segment for the three months ended March 31, 2019 includes approximately $1.3 million of revenue earned from research and development contracts.

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2020	% of Revenue	2019	% of Revenue	$		%
Industrial	$15,990	37.0%	$18,124	43.3%	$(2,134)		(11.8)%
Microfabrication	10,419	24.1	$14,533	34.7	(4,114)		(28.3)
Aerospace and Defense	16,806	38.9	$9,204	22.0	7,602	0.8259452412	82.6
	$43,215	100.0%	$41,861	100.0%	$1,354	0.03234514226	3.2%

The decrease in revenue from the Industrial end market for the three months ended March 31, 2020, compared to the same period of 2019, was driven by price reductions and decreased unit sales. The decrease in revenue from the Microfabrication end market for the three months ended March 31, 2020, compared to the same period of 2019, was driven primarily by lower unit sales to customers for consumer electronics and semiconductor markets. The increase in revenue from the Aerospace and Defense end market for the three months ended March 31, 2020, compared to the same period of 2019, was primarily attributable to the addition of Nutronics, and an increase in unit sales to new and existing customers for defense applications.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
North America	$21,046	48.7%	$15,770	37.7%	$5,276	33.5%
China	12,042	27.9	13,653	32.6	(1,611)	(11.8)
Rest of World	10,127	23.4	12,438	29.7	(2,311)	(18.6)
	$43,215	100.0%	$41,861	100.0%	$1,354	3.2%

Geographic revenue information is based on the location to which we ship our products. The increase in North America revenue for the three months ended March 31, 2020 compared to the same period of 2019 was primarily driven by the addition of Nutronics and increased Aerospace and Defense revenue. The decreases in China and Rest of World revenue were primarily driven by lower Microfabrication and Industrial sales.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of manufacturing materials, payroll, shipping and handling costs, tariffs and manufacturing-related overhead. We order materials and supplies based on backlog and forecasted customer orders. We expense all warranty costs and inventory provisions as cost of revenues.

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,					Change
	Laser Products	Advanced Development	Corporate and Other	2020	2019	$	%
Gross profit	$9,375	$471	$(345)	$9,501	$13,514	$(4,013)	(29.7)%
Gross margin	25.4%	7.5%	NM	22.0%	32.3%	—	(10.3)%

The decrease in Laser Products gross margin for the three months ended March 31, 2020, compared to the same period of 2019, was driven primarily by price reductions in the industrial market, unfavorable changes in product sales mix, increased inventory reserves, and decreased factory utilization due to lower volume. Since we operated only in the Laser Products segment prior to the acquisition of Nutronics in 2019, no segment breakout is presented for the comparative period in 2019.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended March 31,		Change
	2020	2019	$	%
Research and development	$8,538	$6,422	$2,116	32.9%

The increase in research and development expense for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to a $1.2 million increase in stock-based compensation, $0.7 million increase in purchased intangible amortization from the acquisition of Nutronics, and increased project-related expenses to support our development efforts.

Sales, General and Administrative

	Three Months Ended March 31,		Change
	2020	2019	$	%
Sales, general, and administrative	$7,700	$8,144	$(444)	(5.5)%

The decrease in sales, general and administrative expense for the three months ended March 31, 2020, compared to the same period in 2019 was primarily due to decreases in professional service fees, travel and entertainment, marketing costs, and incentive compensation, partially offset by a $0.5 million increase in stock-based compensation.

Interest Income, net

	Three Months Ended March 31,		Change
	2020	2019	$	%
Interest income, net	$283	$750	$(467)	(62.3)%

The decrease in interest income, net, for the three months ended March 31, 2020, compared to the same period in 2019 was primarily attributable to lower balances in our money market funds coupled with a decrease in the market rates on those funds.

Other Income (Expense), net

	Three Months Ended March 31,		Change
	2020	2019	$	%
Other income (expense), net	$(116)	$820	$(936)	(114.1)%

The decrease in other income (expense), net for the three months ended March 31, 2020, compared to the same period in 2019 was primarily attributable to changes in net unrealized and realized foreign exchange losses resulting from currency rate fluctuations.

Income Tax Expense

	Three Months Ended March 31,		Change
	2020	2019	$	%
Income tax expense	$905	$1,753	$(848)	(48.4)%

We record income tax expense for taxes in our foreign jurisdictions including Finland and Korea. We also record tax expense for uncertain tax positions taken and associated penalties and taxes. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainly with respect to their ultimate realizability in the U.S. and China, we continue to maintain a full valuation allowance in both jurisdictions as of March 31, 2020.

The decrease in income tax expense for the three months ended March 31, 2020, compared to the same period in 2019 was driven by a decrease in income from our Finland operations and a valuation allowance against our China deferred tax assets recorded during the fourth quarter of 2019. Our tax expense is dependent on the geographic mix of earnings and primarily related to our foreign operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $116.3 million and $117.3 million as of March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, our principal uses of liquidity were to acquire a commercial property in Camas, Washington and to fund our working capital needs. Our principal sources of liquidity for the three months ended March 31, 2020 included $15.0 million in proceeds from our revolving line of credit and also optimizing vendor payments for inventory and other purchases.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,079)	$(4,939)
Net cash used in investing activities	(15,464)	(2,734)
Net cash provided by financing activities	15,531	442
Effect of exchange rate changes on cash	10	119
Net decrease in cash	$(1,002)	$(7,112)

Net Cash Used in Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $1.1 million, which was primarily driven by $7.5 million of net loss reported for the period, and non‑cash adjustments of $7.7 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by increases of $3.6 million in inventory and $4.6 million in accounts payable. The increase in inventory supported new product introductions, decreased customer lead times and increased safety stock. The increase in accounts payable was primarily driven by timing of vendor payments.
During the three months ended March 31, 2019, net cash used in operating activities was $4.9 million, which was driven by $1.2 million of net loss reported in the period, and non-cash adjustments of $4.2 million related to depreciation and amortization, stock-based compensation, and other items. These items were offset by increases of $3.6 million in accounts receivable, $6.1 million in inventory, and $2.1 million in accounts payable. The increases were as follows: in accounts receivable, due to the timing of sales and customer collections; in inventory, primarily to support new product introductions; and in accounts payable, due to timing of vendor payments.

Net Cash Used in Investing Activities

During the three months ended March 31, 2020, net cash used in investing activities was $15.5 million, resulting from $15.2 million of capital expenditures primarily related to the acquisition of commercial property and other investments in manufacturing equipment for our worldwide operations.

During the three months ended March 31, 2019, net cash used in investing activities was $2.7 million, which was primarily due to capital expenditures during the period related to investments in manufacturing equipment and facilities.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $15.5 million, which was primarily driven by proceeds from our revolving line of credit of $15.0 million to acquire commercial property, and $0.6 million of proceeds from stock options exercised.

During the three months ended March 31, 2019, net cash provided by financing activities was $0.4 million, which was primarily driven by proceeds from stock options exercised.

Credit Facilities

We have a $40.0 million revolving line of credit with Pacific Western Bank which is secured by our assets and expires in September 2021. Interest on the line of credit is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the Prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of March 31, 2020, $15.0 million was outstanding under the line of credit and is classified in our consolidated balance sheet as long-term debt as no payments are due currently. We were in compliance with all covenants under the loan agreement, and $24.5 million was available for borrowing under the line of credit as of March 31, 2020.

Contractual Obligations

For the three months ended March 31, 2020, there have been no material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposure to market risk has not changed materially since December 31, 2019.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2020, we implemented ASC 842, "Leases," which required the implementation of internal controls to ensure we adequately evaluated our vendor contracts and agreements and properly assessed the impact of the new accounting standard. In addition, the new leasing standard is expected to have a material impact on our consolidated balance sheets as well as additional disclosure requirements. As such, we implemented changes to our policies and internal controls related to our accounting for leases.

We acquired Nutronics, Inc. (Nutronics) on November 14, 2019, and have not yet completed the process of integrating the acquired business’s internal control over financial reporting into our overall internal control over financial reporting process.

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

There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risks Related to Our Business and Industry

Our operations are vulnerable to the effects of pandemics, including COVID-19, which have disrupted and likely will continue to disrupt our manufacturing and supply chain and adversely affect our business and operating results.

We are vulnerable to the economic effects of pandemics and other public health crises, including the ongoing COVID-19 pandemic. The impact of COVID-19, including disruptions to our business, impact on end-market demand, restrictions on individual and business activities, and global liquidity concerns, has created significant volatility in the macro-economic environment and led to reduced economic activity. There have been material actions taken by global government authorities to contain and slow the spread of COVID-19, including travel bans, quarantines, and stay-at-home orders to restrict activities for individuals and businesses. The duration of many stay-at-home orders, and the conditions and timing under which many restrictions will be lifted, are unknown.

In response to mandates ordered by global government authorities, our non-manufacturing and technical service personnel outside of China have been ordered to work from home beginning in March 2020. Our global manufacturing operations, including our U.S. facilities located in Vancouver, Washington, Hillsboro, Oregon, and Longmont, Colorado have been designated as essential businesses and therefore continue to operate. Our facility in Lohja, Finland also continues to operate. Our Shanghai manufacturing facility was closed for an additional one week following the Chinese New Year, due to COVID-19, but has since re-opened. In the best interest of our employees and regions in which our teams operate, we have implemented significant preventative measures to ensure the health and safety of our employees and the communities in which we operate.

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future events and developments, such as the duration and magnitude of the pandemic, impacts on our suppliers and customers, the demand for our products, and whether the pandemic leads to recessionary conditions in any of our key markets. Additionally, our supply and distribution chains may be disrupted or their operations discontinued permanently. As such, the ultimate impact on our financial condition and results of operations cannot be determined at this time. In 2020, we expect our business, financial condition and results of operations to be adversely affected as a result of the COVID-19 pandemic.

The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this report.

We have a history of losses, and as our operating costs increase we may not be able to generate sufficient revenues to achieve or maintain profitability in the future.

Although we first became profitable in 2017, we have incurred recurring net losses since our inception in 2000 through 2016, and in 2019 and through the first quarter of 2020. We had net loss of $(7.5) million and $(1.2) million for the three months ended March 31, 2020 and 2019, respectively. We had an accumulated deficit of $(124.9) million as of March 31, 2020.
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

Our results of operations may vary based on the impact of changes in the industries we serve or in the global economy. A large portion of our revenue growth substantially depends on demand for our products in the Industrial and Microfabrication markets. For our products sold to the Industrial market, we believe demand is largely based on general economic conditions. Adverse changes in the global economy have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, the impact of the COVID-19 pandemic, trade restrictions or impositions of new or increased tariffs, wavering confidence, unemployment, declines in stock markets, contraction of credit availability or other factors affecting economic conditions generally. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets.

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

Between 2016 and 2018, we experienced substantial levels of revenue growth. For the three months ended March 31, 2020, our revenues have increased 3.2% compared to the same period of 2019. However, our historical revenue growth rate may not be indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenues for any prior quarterly or annual periods as an indication of our future revenues or revenue growth. Our results of operations may vary as a result of a number of factors, including our ability to execute on our business strategy and expand our manufacturing capacity, the general economic conditions and the legal and regulatory environment in the United States, China and globally, as well as other factors that are outside of our control.

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
Approximately 51% and 62% of our revenues were derived from sales to customers outside of North America for the three months ended March 31, 2020 and 2019, respectively. We anticipate that foreign revenues, particularly revenues from Asia, will continue to account for a significant portion of our revenues in the foreseeable future. Our products are sold in over 30 countries. Our principal markets outside of North America include China, Japan, South Korea, Thailand and other Asian countries, and Germany, U.K. and other European countries. Our primary offices outside of the United States are in Lohja, Finland; Shanghai, China and Seoul, South Korea. We have substantial tangible assets outside of the United States, particularly in China and Finland.
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

Our business operations in China and our sales to Chinese customers are critical to our success. As of March 31, 2020, we had approximately 520 full-time employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly and sales operations. Moreover, approximately 28% and 33% of our revenues were derived from China for the three months ended March 31, 2020 and 2019, respectively. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and could impose additional tariffs. These or other events may lead to a significant reduction in demand for our products, which could materially adversely affect our results of operations.

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
We rely on a few customers for a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 62% and 56% of our revenues during the three months ended March 31, 2020 and 2019, respectively. Raytheon Technologies accounted for approximately 16% and 11% of our revenues for the three months ended March 31, 2020 and 2019, respectively. In addition, the U.S. Government accounted for approximately 10% of our revenues for the three months ended March 31, 2020. We generally do not enter into long-term purchase agreements with our customers that obligate them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations. We believe that fluctuations in quarterly results may cause the market price of our common stock to increase or decrease, perhaps substantially. Factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

•	the increase, decrease, cancellation or rescheduling of significant customer orders;

•	declines in selling prices for our products;

•	the impact of the COVID-19 pandemic and other public health crises, including on macroeconomic conditions and our business, results of operations and financial condition;

•	government-mandated quarantines or closures applicable to our facilities or the facilities of our customers or suppliers;

•	delays in our product-shipment timing, obtaining licenses or other import/export approvals, customer or end-user sales or deployment cycles, or work performed under development contracts;

•	seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;

•	the impact of new acquisitions and the success of our integration efforts;

•	the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;

•	timing variability in product introductions, enhancements, services and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;

•	different capital expenditure and budget cycles for our customers, which affect the timing of their spending;

•	our ability to obtain export licenses for our products on a timely basis or at all;

•	changes in tariffs imposed by the U.S., China and other foreign governments;

•	the rate at which our present and future customers and end users adopt our technologies;

•	the gain or loss of a key customer;

•	product or customer mix;

•	competitive pricing pressures and new market entrants;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	our ability to manage our inventory levels and any write-downs for excess or obsolete inventory;

•	our ability to collect outstanding accounts receivable balances;

•	changes in the amount and timing of our operating costs, including those related to the expansion of our business, operations and infrastructure;

•	impairment of values for goodwill, intangibles and other long-lived assets;

•	foreign currency fluctuations;

•	changes in jurisdictional income mix and tax rules and regulations in countries where we operate; and

•	economic and market conditions in a particular geography or country.
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
The development of new, technologically advanced products is a complex and uncertain process that requires the accurate prediction of technological and market trends, as well as the investment of significant research and development expenses. Further, we typically invest substantial resources in advance of material sales of our products to our customers. Our research and development costs were $8.5 million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would materially adversely affect our business, financial condition, results of operations and growth prospects.
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
For the three months ended March 31, 2020 and 2019, we derived approximately 39% and 22%, respectively, of our revenues from customers in the Aerospace and Defense industry. From time to time, we have experienced declining Aerospace and Defense-related revenues. The Aerospace and Defense market is largely dependent upon government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities. Future spending levels are subject to a wide range of outcomes, depending on Congressional action, all of which are beyond our control. Moreover, no assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. For the three months ended March 31, 2020 and 2019, our revenues outside North America represented approximately 51% and 62%, respectively, of our revenues. We incur currency transaction risk whenever one or more of our operating subsidiaries enter into a transaction using currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of revenues and expenses of foreign subsidiaries are translated to U.S. dollars. We do not actively hedge our foreign currency exposure and we cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which could decrease demand for our products in such markets. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.
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

Our market opportunity estimates and growth forecasts are subject to significant uncertainty, even more so in light of the current COVID-19 outbreak, and are based on assumptions and estimates that may not prove to be accurate. Similarly, our estimates regarding the continued reduction in cost per brilliant watt and increase in power output of semiconductor lasers is based on assumptions and prior experience, and may not continue at the same rate, which could materially adversely affect the growth of high-power fiber lasers generally, and our growth specifically. Even if the markets in which we compete meet our size estimates and growth forecasts, and even if semiconductor lasers continue to become less expensive and more powerful, our business could fail to grow for a variety of reasons, which would adversely affect our results of operations.
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

In addition, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market, and other applicable securities rules and regulations. As a consequence, and particularly after we cease to be an "emerging growth company," we expect to continue to incur legal, accounting and other expenses. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements of the SEC and the Nasdaq Stock Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-

consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our operations are conducted in a limited number of locations. Any disruption at our facilities could delay revenues or increase our expenses.
An earthquake, fire, flood or other natural or manmade disaster could disable our facilities, disrupt operations or cause catastrophic losses. Our major manufacturing and research and development facilities are located in Vancouver, Washington; Hillsboro, Oregon; Longmont, Colorado; Shanghai, China; and Lohja, Finland. Some of our facilities, such as our headquarters and key manufacturing and development facilities in Vancouver, Washington, are located in areas with a known history of seismic and volcanic activity. We also have facilities in areas with a known history of flooding, such as our location in Shanghai, China, and there is a risk of flooding and snowstorms at our location in Lohja, Finland. Moreover, all of our facilities have been impacted by the COVID-19 pandemic and related social distancing measures. A loss at any of these or other of our or our suppliers' facilities could disrupt operations, delay production and shipments, reduce revenues and generate potentially significant expenses to repair or replace damaged facilities. The insurance we maintain against earthquakes, floods and other natural or manmade disasters may not be adequate to cover our losses in any particular case.

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
In September 2018, we entered into an amended and restated loan facility, or loan facility, with Pacific Western Bank, as lender. This loan facility, as amended in November 2019, imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of March 31, 2020, we had $15.0 million outstanding principal amount under the revolving loan facility.
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
As of March 31, 2020, we have U.S. federal and state net operating loss carryforwards and research development credit carryforwards which we may use to reduce future taxable income or offset income taxes due. The NOLs and credit carryforwards start expiring in 2023 and 2020, respectively. Insufficient future taxable income will adversely affect our ability to deploy these

NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo an ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards, which could materially adversely affect our cash flows.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be volatile. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	the impact of the COVID-19 pandemic and other public health crises, including on macroeconomic conditions and our business, results of operations and financial condition;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in operating performance, stock market valuations and volatility in the market prices of other technology companies generally, or those in our industry in particular;

•	actual or anticipated quarterly variations in our results of operations or those of our competitors;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	manufacturing or supply interruptions;

•	developments with respect to intellectual property rights;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	major changes in our Board of Directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	the trading volume of our stock;

•	any future sales or repurchases of our common stock or other securities;

•	failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	fluctuations in the values of companies perceived by investors to be comparable to us;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; and

•	general economic conditions and slow or negative growth of related markets.
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
The holders of 3.8 million shares, or approximately 10% of our outstanding common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, based on our shares outstanding as of March 31, 2020.
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
Our amended and restated bylaws also provide that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. On December 19, 2018, the Delaware Court of Chancery issued a decision in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding that provisions such as the federal forum provision are not valid under Delaware law. In light of this decision of the Delaware Court of Chancery, we previously disclosed that we do not intend to enforce the federal forum provision in our amended and restated bylaws unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of such provisions.
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
ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38462	3.1	April 21, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Amended and Restated Investors' Rights Agreement, dated April 28, 2017, by and among the registrant and the parties named therein	S-1	333-224055	4.2	March 30, 2018
4.3	Description of the Registrant's Securities	10-K	001-38462	4.3	March 9, 2020
10.1	Purchase and Sale Agreement with Joint Closing Instructions between nLIGHT, Inc. and Sharp Electronics Corporation, dated March 13, 2020	8-K	001-38462	10.1	March 16, 2020
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

NLIGHT, INC.
(Registrant)

May 7, 2020	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2020	By:	/s/ RAN BAREKET
Date		Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)