Form 10-Q
period 2020-06-30
NLIGHT, INC.
filed 2020-08-06
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
(360) 566-4460
(Registrant's telephone number, including area code)
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

As of August 3, 2020, the Registrant had 38,873,902 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$120,899	$117,252
Accounts receivable, net of allowances of $309 and $269	23,891	27,126
Inventory	50,611	46,131
Prepaid expenses and other current assets	9,883	8,084
Total current assets	205,284	198,593
Property, plant and equipment, net of accumulated depreciation of $61,789 and $58,633	41,349	27,747
Lease right-of-use assets	11,080	—
Intangible assets, net of accumulated amortization of $4,937 and $3,150	8,849	10,006
Goodwill	9,972	9,872
Other assets, net	4,840	3,748
Total assets	$281,374	$249,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,343	$12,700
Accrued liabilities	12,179	11,605
Deferred revenues	2,191	679
Lease liabilities	2,480	—
Current portion of long-term debt	5	51
Total current liabilities	37,198	25,035
Non-current income taxes payable	6,656	6,429
Long-term lease liabilities	8,896	—
Long-term debt	15,000	—
Other long-term liabilities	2,299	1,894
Total liabilities	70,049	33,358
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 38,850 shares issued and outstanding at June 30, 2020 and 38,084 shares issued and outstanding at December 31, 2019	15	15
Additional paid-in capital	345,917	336,732
Accumulated other comprehensive loss	(2,848)	(2,685)
Accumulated deficit	(131,759)	(117,454)
Total stockholders’ equity	211,325	216,608
Total liabilities and stockholders’ equity	$281,374	$249,966

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Products	$45,104	$48,048	$82,034	$89,909
Development	7,034	—	13,319	—
Total revenue	52,138	48,048	95,353	89,909
Cost of revenue:
Products	32,597	32,177	60,497	60,524
Development	6,485	—	12,299	—
Total cost of revenue	39,082	32,177	72,796	60,524
Gross profit	13,056	15,871	22,557	29,385
Operating expenses:
Research and development	9,472	6,494	18,010	12,916
Sales, general, and administrative	9,633	8,572	17,333	16,716
Total operating expenses	19,105	15,066	35,343	29,632
Income (loss) from operations	(6,049)	805	(12,786)	(247)
Other income (expense):
Interest income (expense), net	(65)	740	218	1,490
Other income (expense), net	(298)	(907)	(414)	(87)
Income (loss) before income taxes	(6,412)	638	(12,982)	1,156
Income tax expense	418	793	1,323	2,546
Net loss	$(6,830)	$(155)	$(14,305)	$(1,390)
Net loss per share, basic	$(0.18)	$0.00	$(0.38)	$(0.04)
Net loss per share, diluted	$(0.18)	$0.00	$(0.38)	$(0.04)
Shares used in per share calculations:
Basic	38,177	37,065	38,003	36,880
Diluted	38,177	37,065	38,003	36,880

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(6,830)	$(155)	$(14,305)	$(1,390)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	333	317	(163)	57
Comprehensive income (loss)	$(6,497)	$162	$(14,468)	$(1,333)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2020	38,473	$15	$341,042	$(3,181)	$(124,929)	$212,947
Net loss	—	—	—	—	(6,830)	(6,830)
Issuance of common stock pursuant to exercise of stock options	145	—	299	—	—	299
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	193	—	(2,146)	—	—	(2,146)
Issuance of common stock under the Employee Stock Purchase Plan	39	—	685	—	—	685
Stock-based compensation	—	—	6,037	—	—	6,037
Cumulative translation adjustment	—	—	—	333	—	333
Balance, June 30, 2020	38,850	$15	$345,917	$(2,848)	$(131,759)	$211,325

	Six Months Ended June 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2019	38,084	$15	$336,732	$(2,685)	$(117,454)	$216,608
Net loss	—	—	—	—	(14,305)	(14,305)
Issuance of common stock pursuant to exercise of stock options	518	—	857	—	—	857
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	209	—	(2,157)	—	—	(2,157)
Issuance of common stock under the Employee Stock Purchase Plan	39	—	685	—	—	685
Stock-based compensation	—	—	9,800	—	—	9,800
Cumulative translation adjustment	—	—	—	(163)	—	(163)
Balance, June 30, 2020	38,850	$15	$345,917	$(2,848)	$(131,759)	$211,325

	Three Months Ended June 30, 2019
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2019	36,906	$15	$326,870	$(2,417)	$(105,805)	$218,663
Net loss	—	—	—	—	(155)	(155)
Issuance of common stock pursuant to exercise of stock options	317	—	449	—	—	449
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	399	—	(480)	—	—	(480)
Issuance of common stock under the Employee Stock Purchase Plan	43	—	762	—	—	762
Stock-based compensation	—	—	2,381	—	—	2,381
Cumulative translation adjustment	—	—	—	317	—	317
Balance, June 30, 2019	37,665	$15	$329,982	$(2,100)	$(105,960)	$221,937

	Six Months Ended June 30, 2019
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2018	36,705	$15	$324,656	$(2,157)	$(104,731)	$217,783
Cumulative effect adjustment due to adoption of ASU 2018-07	—	—	(161)	—	161	—
Net loss	—	—	—	—	(1,390)	(1,390)
Issuance of common stock pursuant to exercise of stock options	518	—	915	—	—	915
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	399	—	(480)	—	—	(480)
Issuance of common stock under the Employee Stock Purchase Plan	43	—	762	—	—	762
Stock-based compensation	—	—	4,290	—	—	4,290
Cumulative translation adjustment	—	—	—	57	—	57
Balance, June 30, 2019	37,665	$15	$329,982	$(2,100)	$(105,960)	$221,937

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,305)	$(1,390)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,614	3,205
Amortization	2,815	1,276
Reduction in carrying amount of right-of-use assets	1,425	—
Provision for losses on accounts receivable	62	33
Stock-based compensation	9,800	4,290
Loss on disposal of assets	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	3,012	(4,334)
Inventory	(4,457)	(6,987)
Prepaid expenses and other current assets	(1,801)	3,192
Other assets	(2,131)	(1,800)
Accounts payable	7,400	1,111
Accrued and other long-term liabilities	1,243	(25)
Deferred revenues	1,519	(141)
Lease liabilities	(1,428)	—
Non-current income taxes payable	234	382
Net cash provided by (used in) operating activities	7,002	(1,183)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,040)	(6,110)
Capitalization of patents	(628)	(806)
Net cash used in investing activities	(17,668)	(6,916)
Cash flows from financing activities:
Proceeds from debt financing	15,000	—
Principal payments on debt and financing leases	(45)	(50)
Proceeds from employee stock plan purchases	685	762
Proceeds from stock option exercises	857	915
Tax payments related to stock award issuances	(2,157)	(480)
Net cash provided by financing activities	14,340	1,147
Effect of exchange rate changes on cash	(27)	135
Net increase (decrease) in cash and cash equivalents	3,647	(6,817)
Cash and cash equivalents, beginning of period	117,252	149,478
Cash and cash equivalents, end of period	$120,899	$142,661
Supplemental disclosures:
Cash received for interest	$316	$1,552
Cash paid for income taxes	1,015	1,393
Accrued purchases of property, equipment and patents	993	952
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$12,408	$—

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

Critical Accounting Policies
Other than the adoption of new lease accounting standards as described in Note 13, our critical accounting policies have not materially changed during the six months ended June 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), in February 2016. ASU 2016-02 requires the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for virtually all leases, other than leases that meet the definition of short-term. ASU 2016-02 was amended in July 2018, March 2019 and February 2020. The Company adopted ASU 2016-02, as amended, on January 1, 2020 using the modified transition approach, resulting in the recognition of operating lease ROU assets and lease liabilities of $7.6 million and $7.9 million, respectively. Refer to Note 13 for additional information.

ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-03
The FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in June 2016. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the new standard requires that the income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 was amended in November 2018, April 2019 and March 2020. ASU 2016-13, as amended, is effective for annual reporting periods of emerging growth companies beginning after December 15, 2020, including interim periods within those fiscal years. An entity will apply the new standard, as amended, using a modified-retrospective approach and record a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact on its consolidated financial statements and cannot reasonably estimate the impact on its financial statements at this time.

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

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions, including future tax elections, as of the reporting date and are considered preliminary. During the six months ended June 30, 2020, updated information resulted in an increase to other liabilities acquired of $0.1 million and a corresponding adjustment to goodwill. The table below summarizes the assets acquired and liabilities assumed (in thousands):

	Valuation as of		Balances as of
	November 14, 2019	Adjustments	June 30, 2020
Cash	$33	$—	$33
Accounts receivable	635	—	635
Contract assets	456	—	456
Inventory	255	—	255
Other current assets	201	—	201
Property, plant and equipment	1,019	—	1,019
Security deposits	46	—	46
Tangible assets acquired	2,645	—	2,645

Accounts payable	(278)	—	(278)
Other liabilities	(477)	(100)	(577)
Deferred revenue	(141)	—	(141)
Liabilities assumed	(896)	(100)	(996)
Total tangible assets acquired and liabilities assumed	1,749	(100)	1,649
Intangible assets	7,200		7,200
Goodwill	8,484	100	8,584
Net assets acquired	$17,433	$—	$17,433

The intangible assets as of the November 14, 2019 acquisition date were as follows (in thousands):

	Amount	Weighted-Average Useful Life (in years)
Development programs	$7,200	3.1

Pro forma financial information has not been provided for the purchase as it was not material to the Company’s overall financial position.

Note 3 - Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Industrial	$22,630	$20,920	$38,620	$39,044
Microfabrication	14,300	18,094	24,719	32,627
Aerospace and Defense	15,208	9,034	32,014	18,238
	$52,138	$48,048	$95,353	$89,909

Sales by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$20,494	$18,142	$41,540	$33,912
China	21,495	18,201	33,537	31,854
Rest of World	10,149	11,705	20,276	24,143
	$52,138	$48,048	$95,353	$89,909

Sales by Timing of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Point in time	$45,273	$46,886	$82,203	$87,493
Over time	6,865	1,162	13,150	2,416
	$52,138	$48,048	$95,353	$89,909

The Company's contract assets and liabilities are as follows (in thousands):

		As of
	Balance Sheet Classification	June 30, 2020	December 31, 2019
Contract assets	Prepaid expenses and other current assets	$2,572	$2,449
Contract liabilities	Deferred revenue	2,472	881

During the three and six months ended June 30, 2020, the Company recognized revenue of $1.2 million and $1.5 million, respectively, that was included in the deferred revenue balances at the beginning of the periods as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of the Company's revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Quick Laser Technology Co., Ltd.	15%	10%	12%	*
U.S. Government	12%	*	11%	*
Raytheon Technologies	11%	*	13%	10%
*Represents less than 10% of total revenues

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2020, one customer accounted for approximately 27% of net accounts receivable. As of December 31, 2019, two customers accounted for approximately 48% of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable in either of these periods.

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
The Company’s financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. The Company's fair value hierarchy for its financial instruments consists of cash equivalents as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Money market securities	$74,074	$—	$—	$74,074
Commercial paper	4,168	—	—	4,168
Total	$78,242	$—	$—	$78,242

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market securities	$94,260	$—	$—	$94,260
Commercial paper	2,401	—	—	2,401
Total	$96,661	$—	$—	$96,661

Note 6 - Inventory
Inventory is stated at the lower of average cost and net realizable value. Inventory consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Raw materials	$18,923	$16,643
Work in process and semi-finished goods	19,580	17,723
Finished goods	12,108	11,765
	$50,611	$46,131

Note 7 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

		As of
	Useful life (years)	June 30, 2020	December 31, 2019
Computer hardware and software	3-5	$5,055	$4,764
Manufacturing and lab equipment	2-7	63,107	59,395
Office equipment and furniture	5-7	1,330	1,462
Leasehold improvements	2-12	20,910	20,759
Buildings	30	9,337	—
Land	N/A	3,399	—
		103,138	86,380
Accumulated depreciation		(61,789)	(58,633)
		$41,349	$27,747

On March 31, 2020, the Company purchased a commercial property in Camas, Washington that consists of approximately 21 acres of land and two buildings with approximately 165,000 square feet of office space, clean rooms and manufacturing space. The property was purchased "as is", and the Company intends to use the property as its new headquarters following the completion of certain renovations and modifications.

Note 8 - Intangible Assets and Goodwill
Intangibles
The details of amortizing intangible assets are as follows (in thousands, except for estimated useful lives):

				As of
	Estimated useful life (in years)			June 30, 2020	December 31, 2019
Patents	3	-	5	$6,586	$5,956
Development programs	2	-	4	7,200	7,200
				13,786	13,156
Accumulated amortization				(4,937)	(3,150)
				$8,849	$10,006

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2019	$1,387	$8,484	$9,872
Purchase price adjustment	—	100	100
Balance, June 30, 2020	$1,387	$8,584	$9,972

An adjustment to other liabilities acquired in the Nutronics acquisition resulted in additional goodwill. See Note 2.

Note 9 - Other Assets
Other assets consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Demonstration assets, net	$2,252	$1,824
Deferred tax assets, net	72	72
Other	2,516	1,852
	$4,840	$3,748

Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years. Amortization expense was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense	$518	$433	$1,022	$901

Note 10 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Accrued payroll and benefits	$9,093	$8,208
Product warranty, current	1,918	1,683
Income tax payable	6	155
Other accrued expenses	1,162	1,559
	$12,179	$11,605

Note 11 - Product Warranties
The Company provides warranties on certain products and records a liability for the estimated future costs associated with warranty claims at the time revenue is recognized.  The warranty liability is based on historical experience, any specifically identified failures, and its estimate of future costs.

Product warranty liability activity for the six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Product warranty liability, beginning	$2,984	$4,555
Warranty charges incurred, net	(1,531)	(1,161)
Provision for warranty charges, net of adjustments	2,271	249
Acquired warranty	100	—
Product warranty liability, ending	$3,824	$3,643
Less: current portion of product warranty liability	(1,918)	(2,002)
Non-current portion of product warranty liability	$1,906	$1,641

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Credit Facilities
The Company has a $40.0 million revolving line of credit (LOC) with Pacific Western Bank which is secured by its assets and expires in September 2021. Interest on the LOC is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the Prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of June 30, 2020, $15.0 million was outstanding under the LOC and is classified in the Company's consolidated balance sheet as long-term debt as no payments are due currently. The Company was in compliance with all covenants under the loan agreement, and $24.5 million was available for borrowing under the LOC as of June 30, 2020.

Contractual Commitments and Purchase Obligations
The Company's purchase obligations and other contractual obligations have not materially changed as of June 30, 2020 from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

Legal Matters
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of June 30, 2020, and as of the filing of this Quarterly Report on Form 10-Q, the Company was not involved in any material legal proceedings.

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

Lease Accounting
We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as our corporate headquarters located in Vancouver, Washington. Our facilities-related operating leases have remaining terms of 0.25 to 14.9 years, and some leases include options to extend up to 15 years. We also have leases for automobiles, manufacturing and office and computer equipment with remaining lease terms of 0.3 to 3.7 years. These leases are primarily operating leases; financing leases are not material. We did not include any of our renewal options in our lease terms for calculating our lease liability as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for our lease obligations was 9.1 years at June 30, 2020, and the weighted-average discount rate was 3.6%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Lease expense:
Operating lease expense	$651	$1,420
Short-term lease expense	31	118
Variable and other lease expense	107	253
	$789	$1,791

Future minimum payments under our non-cancelable lease obligations were as follows as of June 30, 2020 (in thousands):

Remainder of 2020	$1,582
2021	2,366
2022	1,711
2023	1,163
2024	1,105
Thereafter	5,582
$13,509

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

The Company’s effective tax rate for the three and six months ended June 30, 2020 and 2019 differs from the U.S. statutory rate due to the U.S. and China valuation allowance, foreign income taxed at local statutory rates, and accrued withholding taxes. For the six months ended June 30, 2020, the Company reported U.S. and China pre-tax losses. The Company has not yet been able to establish a sustained level of profitability in the U.S. and China, or other sufficient significant positive evidence, to conclude that its U.S. and China deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. and China deferred tax assets.

Note 15 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2019	459	$20.49
Awards granted	—	—
Awards vested	(72)	21.40
Awards forfeited and modified	—	—
RSAs at June 30, 2020	387	$20.32

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2019	2,407	$19.47
Awards granted	99	14.28
Awards vested	(293)	22.53
Awards forfeited & modified	(53)	19.29
RSUs at June 30, 2020	2,160	$18.81

The total fair value of RSAs and RSUs vested during the six months ended June 30, 2020 was $1.5 million and $6.6 million, respectively. Awards outstanding as of June 30, 2020 include 0.5 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2020 (in thousands, except weighted average exercise prices):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	4,239	$1.54	6.1	$79,443
Options exercised	(518)	$1.65
Options canceled	(10)	$1.16
Outstanding, June 30, 2020	3,711	$1.53	5.7	$76,948
Options exercisable at June 30, 2020	2,871	$1.04	5.4	$60,906
Options vested as of June 30, 2020 and expected to vest after June 30, 2020	3,711	$1.53	5.7	$76,948

Total intrinsic value of options exercised for the six months ended June 30, 2020 and 2019 was $8.8 million and $10.4 million, respectively. The Company received proceeds of $0.9 million and $0.9 million from the exercise of options for the six months ended June 30, 2020 and 2019, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (ESPP) was as follows (in thousands, except weighted- average per share prices):

Six Months Ended June 30, 2020
Shares issued	39
Weighted-average per share purchase price	$17.53
Weighted-average per share discount from the fair value of the Company's common stock on date of issuance	$3.85

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$339	$267	$684	$476
Research and development	2,275	711	4,057	1,269
Sales, general and administrative	3,423	1,403	5,059	2,545
	$6,037	$2,381	$9,800	$4,290

Unrecognized Compensation Costs
As of June 30, 2020, total unrecognized stock-based compensation related to unvested stock awards was $40.9 million, which will be recognized over the next five years as follows (in thousands):

Remainder of 2020	$9,086
2021	15,164
2022	11,001
2023	5,623
2024	20
$40,894

Total unrecognized stock-based compensation includes approximately 0.3 million awards that do not have a measurement date and have been valued as of June 30, 2020.

Common Stock Repurchase Plan
On November 14, 2019, the Company's Board of Directors authorized the repurchase of up to $10.0 million of its outstanding shares of common stock. This program is intended to offset the potentially dilutive effects of restricted stock grants awarded in connection with the acquisition of Nutronics, Inc. (See Note 2 for additional information.) As of June 30, 2020, no repurchases had been executed under the program.

Note 16 - Segment Information
The Company operates in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the period presented (dollars in thousands):

	Three Months Ended June 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$45,104	$7,034	$—	$52,138
Gross profit	$12,846	$549	$(339)	$13,056
Gross margin	28.5%	7.8%	NM	25.0%

	Six Months Ended June 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$82,034	$13,319	$—	$95,353
Gross profit	$22,221	$1,020	$(684)	$22,557
Gross margin	27.1%	7.7%	NM	23.7%

Corporate and Other is unallocated expenses related to stock-based compensation. Since the Company operated only in the Laser Products segment prior to the acquisition of Nutronics in November 2019, no comparative information is presented for 2019.

Except as described in Note 7, there have been no material changes to the geographic locations of the Company’s long‑lived assets, net, based on the location of the assets, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Note 17 - Net Income (Loss) per Share

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(6,830)	$(155)	$(14,305)	$(1,390)

Denominator:
Weighted-average shares, basic	38,177	37,065	38,003	36,880
Weighted-average shares, diluted	38,177	37,065	38,003	36,880
Net loss per share:
Basic	$(0.18)	$—	$(0.38)	$(0.04)
Diluted	$(0.18)	$—	$(0.38)	$(0.04)

The following potentially dilutive shares of restricted stock awards and units, employee stock purchase plan, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units and awards	2,293	1,906	2,260	1,906
Employee stock purchase plan	20	40	—	75
Common stock options	3,711	4,615	3,711	4,615
Total	6,024	6,561	5,971	6,596

Note 18 - Subsequent Events
On July 1, 2020, the Company entered into a lease amendment related to its Longmont, Colorado facilities. The agreement included lease modifications that extended the lease term on the Company's existing premises and added a new right-of-use asset consisting of expansion premises. The lease, as modified, includes a minimum lease term of five years. The lease modifications together resulted in increases to the Company's balance sheet of approximately $2.0 million each in right-of-use assets and lease liabilities as of the lease modification date.
On July 24, 2020, the Company paid in full the $15.0 million outstanding principal balance on the LOC with Pacific Western Bank. As of that date, $39.5 million was available for borrowing under the LOC.
On July 30, 2020, the Company acquired 100% of the equity interests in OPI Photonics S.r.l. (OPI), an Italian limited liability company, pursuant to a Sale and Purchase Agreement between nLIGHT, Inc. and selling stockholders of OPI for a purchase price of €1.55 million in cash, subject to adjustment for earn-out and hold-back amounts. OPI is located in Turin, Italy and develops high power multi-emitter laser diode sources and innovative devices for kilowatt fiber laser beam management, including beam collimation, coupling and switching.
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

Forward-looking statements include, but are not limited to, statements about: the size of our market opportunity; our ability to compete effectively against other providers of similar products and services, as well as competing technologies; applications and processes that will use lasers, including the suitability of our products; our ability to develop new technology, designs and applications for our lasers; the reduction in cost per brilliant watt and increase in power of semiconductor lasers going forward; the implementation of our business model and strategic plans, including estimates regarding future sales, revenues, expenses, acquisitions, investments, capital requirements and stock performance; our future financial performance; fluctuations in our quarterly results of operations and other operating measures, particularly as a result of seasonality; the regulatory regime for our products and services, domestically and internationally; the adoption of our products or lasers generally and the growth of the laser market broadly and within specific industries; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; our ability to maintain and grow our relationships with our foreign customers; the impact on our sales and operations of public health crises in China, the United States or internationally, including the current COVID-19 pandemic and our response to it; the effect on our business of litigation to which we are or may become a party; our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; future macroeconomic conditions and the effect of trade restrictions and new or increased tariffs on our products; the sufficiency of our existing liquidity sources to meet our cash needs; and our ability to sustain and manage growth in our business.

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

In November 2019, we acquired Nutronics, Inc. (Nutronics), based in Longmont, Colorado, a leading developer of coherently combined lasers and beam control systems (BCS) for high-energy laser (HEL) systems serving the defense market. Our consolidated financial results for the three and six months ended June 30, 2020 include the results of Nutronics, and therefore may not be directly comparable to the corresponding period of 2019, which does not include the results of Nutronics.

Since the acquisition of Nutronics, we operate in two reportable segments consisting of the Laser Products segment and Advanced Development segment. Sales of our semiconductor lasers, fiber lasers and optical fibers are included in the Laser Products segment, while revenue earned from research and development contracts are included in the Advanced Development segment.

Revenues increased to $95.4 million in the six months ended June 30, 2020 compared to $89.9 million in the same period of 2019 as a result of higher revenue from the Aerospace and Defense market, including the acquisition of Nutronics, offset partially by lower revenues from the Microfabrication market. We generated a net loss of $14.3 million for the six months ended June 30, 2020 as compared to a net loss of $1.4 million for the same period of 2019. The higher net loss in 2020 was driven by a decrease in gross margins on product sales, increased stock-based compensation, and amortization of intangible assets from the Nutronics acquisition.

Factors Affecting Our Performance

Impact of the COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 continues to spread throughout the United States and the world, including in geographies in which we and our customers operate. Our first priority is the health and safety of our employees and our communities. As of the date of this report, all our U.S. operating locations have been deemed essential and all of our global manufacturing facilities are fully operational. Our Shanghai manufacturing facility was closed for an additional week following the Chinese New Year, due to COVID-19, but has since re-opened. All of our facilities have implemented a variety of policies and procedures, including additional cleaning, social distancing, wearing masks, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees.

The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 pandemic is uncertain, with disruptions to the business of our customers and suppliers, which may materially adversely impact our business, operations, demand for our products and coincidentally our consolidated results of operations and financial condition in the future. In response to mandates ordered by global government authorities, our non-manufacturing and technical service personnel outside of China have been primarily working from home since March 2020. While we have not incurred significant disruptions to our manufacturing or to our supply chain thus far from the COVID-19 pandemic, we may experience decreased demand from certain customers. We are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, potential resurgence of outbreaks in locations where outbreaks have previously been contained, actions that may be taken by governmental authorities, the impact to our customers’ and suppliers’ businesses and other factors identified in the “Risk Factors” section of this report. We are continuing to evaluate closely the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Products	86.5%	100.0%	86.0%	100.0%
Development	13.5%	—	14.0	—
Total revenue	100.0%	100.0	100.0	100.0
Cost of revenue:
Products	62.5	67.0	63.4	67.3
Development	12.5	—	12.9	—
Total cost of revenue	75.0	67.0	76.3	67.3
Gross profit	25.0	33.0	23.7	32.7
Operating expenses:
Research and development	18.1	13.5	18.9	14.4
Sales, general, and administrative	18.5	17.8	18.2	18.6
Total operating expenses	36.6	31.3	37.1	33.0
Loss from operations	(11.6)	1.7	(13.4)	(0.3)
Other income (expense):
Interest income (expense), net	(0.1)	1.6	0.2	1.7
Other income (expense), net	(0.6)	(1.9)	(0.4)	(0.1)
Income (loss) before income taxes	(12.3)	1.4	(13.6)	1.3
Income tax expense	0.8	1.7	1.4	2.8
Net loss	(13.1)%	(0.3)%	(15.0)%	(1.5)%

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
Laser Products	$45,104	86.5%	$48,048	100.0%	$(2,944)	(6.1)%
Advanced Development	7,034	13.5	—	—	7,034	NM
	$52,138	100.0%	$48,048	100.0%	$4,090	8.5%

	Six Months Ended June 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
Laser Products	$82,034	86.0%	$89,909	100.0%	(7,875)	(8.8)%
Advanced Development	13,319	14.0	—	—	13,319	NM
	$95,353	100.0%	$89,909	100.0%	5,444	6.1%

The decrease in Laser Products revenue for the three and six months ended June 30, 2020, compared to the same periods of 2019, was driven by decreased revenue in the Microfabrication market, offset partially by increased revenue in the Aerospace and Defense market. Prior to the acquisition of Nutronics in November 2019, we operated only in the Laser Products segment. The Laser Products segment for the three and six months ended June 30, 2019 includes approximately $1.2 million and $2.4 million, respectively, of revenue earned from non-Nutronics research and development contracts.

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2020	% of Revenue	2019	% of Revenue	$		%
Industrial	$22,630	43.4%	$20,920	43.5%	$1,710		8.2%
Microfabrication	14,300	27.4	$18,094	37.7	(3,794)		(21.0)
Aerospace and Defense	15,208	29.2	$9,034	18.8	6,174	0.8259452412	68.3
	$52,138	100.0%	$48,048	100.0%	$4,090	0.03234514226	8.5%

	Six Months Ended June 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
Industrial	$38,620	40.5%	$39,044	43.4%	$(424)	(1.1)%
Microfabrication	24,719	25.9	32,627	36.3	(7,908)	(24.2)
Aerospace and Defense	32,014	33.6	18,238	20.3	13,776	75.5
	$95,353	100.0%	$89,909	100.0%	$5,444	6.1%

The increase in revenue from the Industrial market for the three months ended June 30, 2020, compared to the same period of 2019, was driven by an increase in unit sales offset partially by a decrease in average selling price (ASP), while the decrease in revenue from the Industrial market for the six months ended June 30, 2020, compared to the same period of 2019, was driven by a decrease in ASP offset partially by increased unit sales. The decrease in revenue from the Microfabrication market for the three and six months ended June 30, 2020, compared to the same periods of 2019, was driven primarily by lower unit sales to customers for consumer electronics and semiconductors. The increase in revenue from the Aerospace and Defense end market for the three and six months ended June 30, 2020, compared to the same periods of 2019, was primarily attributable to the acquisition of Nutronics, and an increase in unit sales to new and existing customers for defense applications.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
North America	$20,494	39.3%	$18,142	37.8%	$2,352	13.0%
China	21,495	41.2	18,201	37.9	3,294	18.1
Rest of World	10,149	19.5	11,705	24.3	(1,556)	(13.3)
	$52,138	100.0%	48,048	100.0%	$4,090	8.5%

	Six Months Ended June 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
North America	$41,540	43.6%	$33,912	37.7%	$7,628	22.5%
China	33,537	35.2	31,854	35.4	1,683	5.3
Rest of World	20,276	21.2	24,143	26.9	(3,867)	(16.0)
	$95,353	100.0%	$89,909	100.0%	$5,444	6.1%

Geographic revenue information is based on the location to which we ship our products. The increase in North America revenue for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily driven by the acquisition of Nutronics and increased sales in the Aerospace and Defense market, partially offset by decreased sales in the Microfabrication market. The increase in China revenue for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily due to increased sales in the Industrial market. The decrease in Rest of World revenue for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily driven by decreased sales in the Microfabrication and Industrial markets.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of manufacturing materials, payroll, shipping and handling costs, tariffs and manufacturing-related overhead. We order materials and supplies based on backlog and forecasted customer orders. We expense all warranty costs and inventory provisions as cost of revenues.

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,					Change
	Laser Products	Advanced Development	Corporate and Other	2020	2019	$	%
Gross profit	$12,846	$549	$(339)	$13,056	$15,871	$(2,815)	(17.7)%
Gross margin	28.5%	7.8%	NM	25.0%	33.0%	—	(8.0)%

	Six Months Ended June 30,					Change
	Laser Products	Advanced Development	Corporate and Other	2020	2019	$	%
Gross profit	$22,221	$1,020	$(684)	$22,557	$29,385	$(6,828)	(23.2)%
Gross margin	27.1%	7.7%	NM	23.7%	32.7%	—	(9.0)%

The decrease in Laser Products gross margin for the three and six months ended June 30, 2020, compared to the same periods of 2019, was driven primarily by price reductions in the industrial market and increased reserve charges, offset partially by lower product costs. Since we operated only in the Laser Products segment prior to the acquisition of Nutronics in 2019, no segment breakout is presented for the comparative periods in 2019.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended June 30,		Change
	2020	2019	$	%
Research and development	$9,472	$6,494	$2,978	45.9%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Research and development	$18,010	$12,916	$5,094	39.4%

The increase in research and development expense for the three and six months ended June 30, 2020, compared to the same periods in 2019, was primarily due to increases in stock-based compensation of $1.6 million and $2.8 million, respectively; increases in purchased intangible amortization from the Nutronics acquisition of $0.7 million and $1.3 million, respectively; and increased project-related costs to support our development efforts.

Sales, General and Administrative

	Three Months Ended June 30,		Change
	2020	2019	$	%
Sales, general, and administrative	$9,633	$8,572	$1,061	12.4%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Sales, general, and administrative	$17,333	$16,716	$617	3.7%

The increase in sales, general and administrative expense for the three and six months ended June 30, 2020, compared to the same periods in 2019 was primarily due to increases in stock-based compensation of $2.0 million and $2.5 million, respectively, offset partially by decreases in marketing costs, travel and entertainment, and professional service fees.

Interest Income (Expense), net

	Three Months Ended June 30,		Change
	2020	2019	$	%
Interest income (expense), net	$(65)	$740	$(805)	(108.8)%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Interest income (expense), net	$218	$1,490	$(1,272)	(85.4)%

The decrease in interest income (expense), net, for the three and six months ended June 30, 2020, compared to the same periods in 2019 was primarily attributable to lower balances in our money market funds coupled with a decrease in the market rates on those funds. In addition, during the three months ended June 30, 2020, we incurred approximately $0.1 million interest on the $15.0 million outstanding balance on our credit revolver, as compared to zero in the comparable period of 2019.

Other Income (Expense), net

	Three Months Ended June 30,		Change
	2020	2019	$	%
Other income (expense), net	$(298)	$(907)	$609	67.1%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Other income (expense), net	$(414)	$(87)	$(327)	(375.9)%

The changes in other income (expense), net for the three and six months ended June 30, 2020, compared to the same periods in 2019 was primarily attributable to changes in net unrealized and realized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense

	Three Months Ended June 30,		Change
	2020	2019	$	%
Income tax expense	$418	$793	$(375)	(47.3)%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Income tax expense	$1,323	$2,546	$(1,223)	(48.0)%

We record income tax expense for taxes in our foreign jurisdictions including Finland and Korea. We also record tax expense for uncertain tax positions taken and associated penalties and taxes. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the U.S. and China, we continue to maintain a full valuation allowance in both jurisdictions as of June 30, 2020.

The decrease in income tax expense for the three and six months ended June 30, 2020, compared to the same periods in 2019 was driven by a decrease in income from our Finland operations and a valuation allowance against our China deferred tax assets recorded during the fourth quarter of 2019. Our tax expense is dependent on the geographic mix of earnings and primarily related to our foreign operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $120.9 million and $117.3 million as of June 30, 2020 and December 31, 2019, respectively.

For the six months ended June 30, 2020, our principal uses of liquidity were to acquire a commercial property in Camas, Washington and to fund our working capital needs. Our principal sources of liquidity for the six months ended June 30, 2020 included $15.0 million in proceeds from our revolving line of credit and also optimizing vendor payments for inventory and other purchases.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$7,002	$(1,183)
Net cash used in investing activities	(17,668)	(6,916)
Net cash provided by financing activities	14,340	1,147
Effect of exchange rate changes on cash	(27)	135
Net increase (decrease) in cash	$3,647	$(6,817)

Net Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2020, net cash provided by operating activities was $7.0 million, which was primarily driven by $14.3 million of net loss reported for the period, and non‑cash adjustments of $17.7 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by increases of $4.5 million in inventory and $7.4 million in accounts payable. The increase in inventory supported new product introductions, decreased customer lead times and increased safety stock. The increase in accounts payable was primarily driven by timing of vendor payments.
During the six months ended June 30, 2019, net cash used in operating activities was $1.2 million, which was driven by $1.4 million of net loss reported in the period, and non-cash adjustments of $8.8 million related to depreciation and amortization, stock-based compensation, and other items. These items were offset by increases of $4.3 million in accounts receivable, $7.0 million in inventory, and $1.1 million in accounts payable. The reasons for the increases were as follows: in accounts receivable, due to the timing of sales and customer collections; in inventory, primarily to support new product introductions; and in accounts payable, due to timing of vendor payments.

Net Cash Used in Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was $17.7 million, primarily resulting from $17.0 million of capital expenditures related to the acquisition of commercial property and other investments in manufacturing equipment for our worldwide operations.

During the six months ended June 30, 2019, net cash used in investing activities was $6.9 million, which was primarily due to capital expenditures related to investments in manufacturing equipment and facilities.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $14.3 million, which was primarily driven by proceeds from our revolving line of credit of $15.0 million to acquire commercial property, and $1.5 million of proceeds from stock options exercises and employee stock program purchases, offset by $2.2 million of withholding tax payments related to vesting of restricted stock awards.

During the six months ended June 30, 2019, net cash provided by financing activities was $1.1 million, which was primarily driven by $1.7 million of proceeds from stock options exercises and employee stock program purchases, partially offset by $0.5 million of withholding tax payments related to vesting of restricted stock awards.

Credit Facilities

We have a $40.0 million revolving line of credit with Pacific Western Bank which is secured by our assets and expires in September 2021. Interest on the line of credit is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the Prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of June 30, 2020, $15.0 million was outstanding under the line of credit and is classified in our consolidated balance sheet as long-term debt as no payments are due currently. We were in compliance with all covenants under the loan agreement, and $24.5 million was available for borrowing under the line of credit as of June 30, 2020.

Contractual Obligations

For the six months ended June 30, 2020, there have been no material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We acquired Nutronics, Inc. (Nutronics) on November 14, 2019, and have not yet completed the process of integrating the acquired business's internal control over financial reporting into our overall internal control over financial reporting process.

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

Risks Related to Our Business and Industry

Our operations are vulnerable to the impact of COVID-19 and other public health crises, which have disrupted and likely will continue to disrupt our manufacturing and supply chain and adversely affect our business and operating results.

We are vulnerable to the impact of COVID-19 and other public health crises. The impact of COVID-19, including disruptions to our business, impact on end-market demand, restrictions on individual and business activities, and global liquidity concerns, has created significant volatility in the macro-economic environment and led to reduced economic activity. There have been material actions taken by global government authorities to contain and slow the spread of COVID-19, including travel bans, quarantines, and stay-at-home orders to restrict activities for individuals and businesses. The duration of many stay-at-home orders, and the conditions and timing under which many restrictions will be lifted, are unknown.

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

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future events and developments, such as the duration and magnitude of the pandemic, impacts on our suppliers and customers, the demand for our products, and whether the pandemic leads to recessionary conditions in any of our key markets. Additionally, our supply and distribution chains may be disrupted or their operations discontinued permanently. As such, the ultimate impact on our financial condition and results of operations cannot be determined at this time. In 2020, our business, financial condition and results of operations may be adversely affected as a result of the COVID-19 pandemic.

The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this report.

We have a history of losses, and as our operating costs increase we may not be able to generate sufficient revenues to achieve or maintain profitability in the future.

Although we were profitable in 2017 and 2018, we have incurred recurring net losses since our inception in 2000 through 2016, and since 2019. We had net loss of $(14.3) million and $(1.4) million for the six months ended June 30, 2020 and 2019, respectively. We had an accumulated deficit of $(131.8) million as of June 30, 2020.
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

Between 2016 and 2018, we experienced substantial levels of revenue growth. For the six months ended June 30, 2020, our revenues have increased 6.1% compared to the same period of 2019. However, our historical revenue growth rate may not be indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenues for any prior quarterly or annual periods as an indication of our future revenues or revenue growth. Our results of operations may vary as a result of a number of factors, including our ability to execute on our business strategy and expand our manufacturing capacity, the general economic conditions and the legal and regulatory environment in the United States, China and globally, as well as other factors that are outside of our control.

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
Approximately 56% and 62% of our revenues were derived from sales to customers outside of North America for the six months ended June 30, 2020 and 2019, respectively. We anticipate that foreign revenues, particularly revenues from Asia, will continue to account for a significant portion of our revenues in the foreseeable future. Our products are sold in over 30 countries. Our principal markets outside of North America include China, Japan, South Korea, Thailand and other Asian countries, and Germany, U.K. and other European countries. Our primary offices outside of the United States are in Lohja, Finland; Shanghai, China and Seoul, South Korea. We have substantial tangible assets outside of the United States, particularly in China and Finland.
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

We have substantial sales and business operations in China, which exposes us to risks inherent in doing business there.

Our business operations in China and our sales to Chinese customers are critical to our success. As of June 30, 2020, we had approximately 580 full-time employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly and sales operations. Moreover, approximately 35% of our revenues were derived from China for each of the six months ended June 30, 2020 and 2019. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and could impose additional tariffs or other trade restrictions. These or other events may lead to a significant reduction in demand for our products, which could materially adversely affect our results of operations.

The political, legal and regulatory climate in China, both nationally and regionally, is fluid and unpredictable, and operating in China exposes us to political and legal risks. Our ability to operate in China may be materially adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs or other trade restrictions, environmental regulations, land use rights, intellectual property, currency controls, network security, privacy, employee benefits and overtime policies and other matters. Our operations in China are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. Applicable laws, rules and regulations often lack clarity and it is difficult to predict how any of these laws, rules and regulations will be enforced. If we or our employees or agents violate, or are alleged to have violated, any of these laws, rules and regulations, we or our employees could be subject to civil or criminal penalties, damages or fines, or our employees or agents could be detained, imprisoned or prevented from entering China, any of which could materially adversely affect our results of operations.

In addition, our business in China is subject to audit and financial risks as a result of varying accounting, auditing and financial reporting standards, accountability and protections, including risks related to the lack of access by the Public Company Accounting Oversight Board (United States) (PCAOB) to inspect PCAOB-registered accounting firms.

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
In connection with any expansion, we may incur cost overruns, construction delays, delays in implementation of automation, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our results of operations. Expansion activities can also cause disruptions to existing manufacturing capabilities. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the addition of new equipment or opening of new manufacturing facilities are resolved.
We rely on a small number of customers for a significant portion of our revenues, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be materially adversely affected.
We rely on a few customers for a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 60% and 53% of our revenues during the six months ended June 30, 2020 and 2019, respectively. Raytheon Technologies accounted for approximately 13% and 10% of our revenues for the six months ended June 30, 2020 and 2019, respectively. In addition, Quick Laser and the U.S. Government accounted for approximately 12% and 11%, respectively, of our revenues for the six months ended June 30, 2020. We generally do not enter into long-term purchase agreements with our customers that obligate them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

Our patents do not cover all of our technologies, systems, products and product components and our competitors or others may design around our patented technologies. Some of our know-how or technology is not patented or patentable and constitutes trade secrets. To protect our trade secrets, we have a policy of requiring our employees, consultants, advisors and other collaborators who contribute to or access our material intellectual property to enter into invention assignment and confidentiality agreements. We also rely on customary contractual protections with our suppliers and customers, and we implement security measures intended to protect our trade secrets, know-how or other confidential information. However, we cannot guarantee we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other confidential information. We also cannot assure you that those agreements will provide meaningful protection for our trade secrets, know-how or other confidential information in the event of any unauthorized use or disclosure. Our trade secrets, know-how or other confidential information could be obtained by third parties as a result of breaches of our physical or electronic security systems or our suppliers, employees or consultants could assert rights to our intellectual property.

We have significant international operations and we are subject to foreign laws which differ in many respects from U.S. laws. Effective intellectual property protection may be unavailable or more limited in foreign jurisdictions in which we operate, such as China, relative to those protections available in the United States. Although we typically enter into invention assignment and confidentiality agreements with our employees who contribute to our material intellectual property to protect our proprietary and confidential information, our ability to enforce such agreements in foreign jurisdictions is uncertain. In the past, certain of our employees have been hired by our competitors. These former employees are contractually prohibited from misappropriating our confidential information, including trade secrets; however, we cannot be certain that such contractual obligations will be honored. While we monitor our competitors' activities for evidence of infringement of our proprietary rights, we cannot be certain that such infringement will be detected. If we pursue litigation to assert our intellectual property rights, an adverse decision in any legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise materially adversely affect our business, financial condition or results of operations.
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
If we are unable to develop new products, applications and end-markets for our high-performance lasers and increase our market share in existing applications, our business, financial condition, results of operations and growth prospects will be materially adversely affected.
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
The development of new, technologically advanced products is a complex and uncertain process that requires the accurate prediction of technological and market trends, as well as the investment of significant research and development expenses. Further, we typically invest substantial resources in advance of material sales of our products to our customers. Our research and development costs were $18.0 million and $12.9 million for the six months ended June 30, 2020 and 2019, respectively. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction.

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
For the six months ended June 30, 2020 and 2019, we derived approximately 34% and 20%, respectively, of our revenues from customers in the Aerospace and Defense industry. From time to time, we have experienced declining Aerospace and Defense-related revenues. The Aerospace and Defense market is largely dependent upon government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities. Future spending levels are subject to a wide range of outcomes, depending on Congressional action, all of which are beyond our control. Moreover, no assurance can be given that an increase in defense spending will be allocated to programs that would benefit our business.
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
Our agreements with the U.S. government and suppliers to the U.S. government subject us to risks.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. For the six months ended June 30, 2020 and 2019, our revenues outside North America represented approximately 56% and 62%, respectively, of our revenues. We incur currency transaction risk whenever one or more of our operating subsidiaries enter into a transaction using currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of revenues and expenses of foreign subsidiaries are translated to U.S. dollars. We do not actively hedge our foreign currency exposure and we cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which could decrease demand for our products in such markets. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.
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
Our market opportunity estimates and growth forecasts are subject to significant uncertainty, even more so in light of the current COVID-19 pandemic, and are based on assumptions and estimates that may not prove to be accurate. Similarly, our estimates regarding the continued reduction in cost per brilliant watt and increase in power output of semiconductor lasers is based on assumptions and prior experience, and may not continue at the same rate, which could materially adversely affect the growth of high-power fiber lasers generally, and our growth specifically. Even if the markets in which we compete meet our size estimates and growth forecasts, and even if semiconductor lasers continue to become less expensive and more powerful, our business could fail to grow for a variety of reasons, which would adversely affect our results of operations.
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
We use information technology and security systems to maintain our facility's physical security and to protect proprietary and confidential information, including that of our customers, suppliers and employees. Accidental or willful security breaches or other unauthorized access to our facilities or information systems, or viruses, loggers, or other malfeasant code in our data or software, could compromise this information. The consequences of such loss and possible misuse of our proprietary and confidential information could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, litigation by affected parties and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners. We also rely on a number of third-party "cloud-based" providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or other unauthorized access to our service-providers' systems or viruses, loggers or other malfeasant code in their data or software could expose us to information loss and misappropriation of confidential information. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effects on our business, financial condition, results of operations and growth prospects. Moreover, the increase in remote working during the COVID-19 pandemic may also result in heightened privacy, data security and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
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

We are subject to the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until our annual report on Form 10-K for the fiscal year ending December 31, 2020. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

Our testing of key controls over financial reporting, or the subsequent testing by our independent registered public accounting firm required under the Sarbanes-Oxley Act for the fiscal year ending December 31, 2020, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

In addition, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market, and other applicable securities rules and regulations. As a consequence, and particularly after we cease to be an "emerging growth company" at the end of the fiscal year ending December 31, 2020, we expect to continue to incur legal, accounting and other expenses. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements of the SEC and the Nasdaq Stock Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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
On November 14, 2019, we acquired Nutronics, Inc. and on July 30, 2020, we acquired OPI Photonics, S.r.l. (OPI). The successful integration of Nutronics and OPI depends on the realization of anticipated efficiencies and synergies. If we are unable to successfully integrate Nutronics and OPI, or realize growth, synergies and efficiencies that were expected when determining the respective transaction consideration, then goodwill and other intangible assets acquired may be considered impaired and result in an adverse impact on our business, financial condition, results of operations and growth prospects.

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
In September 2018, we entered into an amended and restated loan facility, or loan facility, with Pacific Western Bank, as lender. This loan facility, as amended in November 2019, imposes certain covenants and restrictions on our business and our ability to obtain additional financing. As of June 30, 2020, we had $15.0 million outstanding principal amount under the revolving loan facility.
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
As of June 30, 2020, we have U.S. federal and state net operating loss carryforwards and research development credit carryforwards which we may use to reduce future taxable income or offset income taxes due. The NOLs and credit carryforwards start expiring in 2023 and 2020, respectively. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo an ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards, which could materially adversely affect our cash flows.
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

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups, or JOBS, Act enacted in April 2012, and, until we are no longer an "emerging growth company" at the end of the fiscal year ending December 31, 2020, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to "emerging growth companies" For example, as an "emerging growth company" we have not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, or Section 404, have been subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Until we are no longer an "emerging growth company," if some investors find our common stock less attractive as a result of any choices to reduce disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Our amended and restated bylaws also provide that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. On December 19, 2018, the Delaware Court of Chancery issued a decision in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding that provisions such as the federal forum provision are not valid under Delaware law. In light of this decision of the Delaware Court of Chancery, we previously disclosed that we do not intend to enforce the federal forum provision in our amended and restated bylaws unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of such provisions. On March 18, 2020, the Delaware Supreme Court issued its decision in Salzburg et al. v. Matthew Sciabacucchi, No. 346, 2019 (Del.), which reversed the Delaware Court of Chancery’s decision. The Delaware Supreme Court found that provisions such as the federal forum provision are facially valid under Delaware law. In light of this decision finally resolving the facial validity of such provisions, we intend to enforce the federal forum provision in our bylaws.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38462	3.1	April 21, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Amended and Restated Investors' Rights Agreement, dated April 28, 2017, by and among the registrant and the parties named therein	S-1	333-224055	4.2	March 30, 2018
4.3	Description of the Registrant's Securities	10-K	001-38462	4.3	March 9, 2020
10.1	Purchase and Sale Agreement with Joint Closing Instructions between nLIGHT, Inc. and Sharp Electronics Corporation, dated March 13, 2020	8-K	001-38462	10.1	March 16, 2020
10.2	Third Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, dated June 1, 2020					X
10.3	Third Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated July 1, 2020					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NLIGHT, INC.
(Registrant)

August 6, 2020	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

August 6, 2020	By:	/s/ RAN BAREKET
Date		Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)