Form 10-Q
period 2020-09-30
NLIGHT, INC.
filed 2020-11-06
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

As of November 2, 2020, the Registrant had 39,365,991 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$110,152	$117,252
Accounts receivable, net of allowances of $335 and $269	23,452	27,126
Inventory	53,432	46,131
Prepaid expenses and other current assets	12,996	8,084
Total current assets	200,032	198,593
Restricted cash	291	41
Lease right-of-use assets	11,428	—
Property, plant and equipment, net of accumulated depreciation of $63,513 and $58,633	42,365	27,747
Intangible assets, net of accumulated amortization of $5,972 and $3,150	9,088	10,006
Goodwill	12,503	9,872
Other assets, net	4,681	3,707
Total assets	$280,388	$249,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,403	$12,700
Accrued liabilities	14,663	11,605
Deferred revenues	2,124	679
Lease liabilities	2,347	—
Current portion of long-term debt	142	51
Total current liabilities	43,679	25,035
Non-current income taxes payable	7,219	6,429
Long-term lease liabilities	9,397	—
Long-term debt	205	—
Other long-term liabilities	3,796	1,894
Total liabilities	64,296	33,358
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 39,335 shares issued and outstanding at September 30, 2020, and 38,084 shares issued and outstanding at December 31, 2019	15	15
Additional paid-in capital	351,703	336,732
Accumulated other comprehensive loss	(1,757)	(2,685)
Accumulated deficit	(133,869)	(117,454)
Total stockholders’ equity	216,092	216,608
Total liabilities and stockholders’ equity	$280,388	$249,966

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Products	$51,117	$43,814	$133,151	$133,723
Development	10,615	—	23,934	—
Total revenue	61,732	43,814	157,085	133,723
Cost of revenue:
Products	34,645	30,852	95,142	91,376
Development	9,927	—	22,226	—
Total cost of revenue	44,572	30,852	117,368	91,376
Gross profit	17,160	12,962	39,717	42,347
Operating expenses:
Research and development	11,126	6,402	29,136	19,318
Sales, general, and administrative	10,010	7,256	27,343	23,972
Total operating expenses	21,136	13,658	56,479	43,290
Loss from operations	(3,976)	(696)	(16,762)	(943)
Other income (expense):
Interest income (expense), net	(96)	665	122	2,155
Other income, net	477	90	63	3
Income (loss) before income taxes	(3,595)	59	(16,577)	1,215
Income tax expense (benefit)	(1,485)	837	(162)	3,383
Net loss	$(2,110)	$(778)	$(16,415)	$(2,168)
Net loss per share, basic	$(0.05)	$(0.02)	$(0.43)	$(0.06)
Net loss per share, diluted	$(0.05)	$(0.02)	$(0.43)	$(0.06)
Shares used in per share calculations:
Basic	38,558	37,262	38,195	37,005
Diluted	38,558	37,262	38,195	37,005

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(2,110)	$(778)	$(16,415)	$(2,168)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,091	(1,126)	928	(1,069)
Comprehensive loss	$(1,019)	$(1,904)	$(15,487)	$(3,237)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2020	38,850	$15	$345,917	$(2,848)	$(131,759)	$211,325
Net loss	—	—	—	—	(2,110)	(2,110)
Issuance of common stock pursuant to exercise of stock options	115	—	260	—	—	260
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	370	—	(1,157)	—	—	(1,157)
Stock-based compensation	—	—	6,683	—	—	6,683
Cumulative translation adjustment	—	—	—	1,091	—	1,091
Balance, September 30, 2020	39,335	$15	$351,703	$(1,757)	$(133,869)	$216,092

	Nine Months Ended September 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2019	38,084	$15	$336,732	$(2,685)	$(117,454)	$216,608
Net loss	—	—	—	—	(16,415)	(16,415)
Issuance of common stock pursuant to exercise of stock options	633	—	1,117	—	—	1,117
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	579	—	(3,314)	—	—	(3,314)
Issuance of common stock under the Employee Stock Purchase Plan	39	—	685	—	—	685
Stock-based compensation	—	—	16,483	—	—	16,483
Cumulative translation adjustment	—	—	—	928	—	928
Balance, September 30, 2020	39,335	$15	$351,703	$(1,757)	$(133,869)	$216,092

	Three Months Ended September 30, 2019
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2019	37,665	$15	$329,982	$(2,100)	$(105,960)	$221,937
Net loss	—	—	—	—	(778)	(778)
Issuance of common stock pursuant to exercise of stock options	77	—	117	—	—	117
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	2	—	(9)	—	—	(9)
Stock-based compensation	—	—	1,079	—	—	1,079
Cumulative translation adjustment	—	—	—	(1,126)	—	(1,126)
Balance, September 30, 2019	37,744	$15	$331,169	$(3,226)	$(106,738)	$221,220

	Nine Months Ended September 30, 2019
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2018	36,705	$15	$324,656	$(2,157)	$(104,731)	$217,783
Cumulative effect adjustment due to adoption of ASU 2018-07	—	—	(161)	—	161	—
Net loss	—	—	—	—	(2,168)	(2,168)
Issuance of common stock pursuant to exercise of stock options	595	—	1,032	—	—	1,032
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	401	—	(489)	—	—	(489)
Issuance of common stock under the Employee Stock Purchase Plan	43	—	762	—	—	762
Stock-based compensation	—	—	5,369	—	—	5,369
Cumulative translation adjustment	—	—	—	(1,069)	—	(1,069)
Balance, September 30, 2019	37,744	$15	$331,169	$(3,226)	$(106,738)	$221,220

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,415)	$(2,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,614	4,859
Amortization	4,319	1,935
Reduction in carrying amount of right-of-use assets	2,162	—
Provision for losses on accounts receivable	84	58
Stock-based compensation	16,483	5,369
Gain on disposal of assets	—	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	4,094	(2,836)
Inventory	(6,411)	(11,055)
Prepaid expenses and other current assets	(4,753)	2,590
Other assets	(2,418)	(2,670)
Accounts payable	10,565	3,290
Accrued and other long-term liabilities	1,494	(1,337)
Deferred revenues	1,405	(259)
Lease liabilities	(2,120)	—
Non-current income taxes payable	591	337
Net cash provided by (used in) operating activities	14,694	(1,894)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(168)	—
Purchases of property, plant and equipment	(19,395)	(8,943)
Capitalization of patents	(717)	(1,064)
Proceeds from sale of assets	—	19
Net cash used in investing activities	(20,280)	(9,988)
Cash flows from financing activities:
Proceeds from term loan	15,000	—
Principal payments on term loans and financing leases	(15,126)	(67)
Proceeds from employee stock plan purchases	685	762
Proceeds from stock option exercises	1,117	1,032
Tax payments related to stock award issuances	(3,314)	(489)
Net cash provided by (used in) financing activities	(1,638)	1,238
Effect of exchange rate changes on cash	373	29
Net decrease in cash, cash equivalents, and restricted cash	(6,851)	(10,615)
Cash, cash equivalents, and restricted cash, beginning of period	117,294	149,520
Cash, cash equivalents, and restricted cash, end of period	$110,443	$138,905
Supplemental disclosures:
Cash received for interest	$312	$2,265
Cash paid for income taxes	1,015	1,741
Accrued purchases of property, equipment and patents	1,294	1,275
Accrued acquisition consideration	1,390	—
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$13,470	$—

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

Critical Accounting Policies
Other than the adoption of new lease accounting standards as described in Note 13, our critical accounting policies have not materially changed during the nine months ended September 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-03
The FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in June 2016. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the new standard requires that the income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 was amended in November 2018, April 2019 and March 2020. ASU 2016-13, as amended, is effective for annual reporting periods of emerging growth companies beginning after December 15, 2020. An entity will apply the new standard, as amended, using a modified-retrospective approach and record a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact on its consolidated financial statements and cannot reasonably estimate the impact on its financial statements at this time.

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

Note 2 - Acquisitions
OPI
On July 30, 2020, we acquired the outstanding shares of OPI Photonics S.r.l. (OPI), an Italian limited liability company, for cash consideration of approximately $1.6 million, including contingent consideration of up to $0.3 million. Approximately $0.2 million was paid at closing with the remaining $1.4 million to be paid over the next 24 months. Located in Turin, Italy, OPI develops high power multi-emitter laser diode sources and innovative devices for kilowatt fiber laser beam management, including beam collimation, coupling and switching.

The allocation of the purchase price for the OPI acquisition was as follows (in thousands):

Valuation at
July 30, 2020
Cash	$58
Accounts receivable	73
Inventory	307
Other assets	186
Tangible assets acquired	624

Accounts payable	(193)
Deferred taxes	(299)
Debt	(402)
Other liabilities	(164)
Liabilities assumed	(1,058)
Total tangible assets and liabilities assumed	(434)
Intangible assets	1,179
Goodwill	869
Net assets acquired	$1,614

The intangible assets as of the July 30, 2020 acquisition date were as follows (in thousands):

	Amount	Weighted-Average Useful Life (in years)
Developed technology	$1,179	5.0

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the acquisition date based upon their respective fair values. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the acquisition. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions as of the reporting date and are considered preliminary. Changes to amounts recorded as assets or liabilities may result in corresponding adjustments to goodwill.

The goodwill and operating results of OPI are allocated to the Company's Laser Products segment. Revenue and earnings since the date of acquisition are not material. Transaction costs of $0.1 million were expensed as incurred as a component of Sales, general, and administrative expenses.

Pro forma financial information has not been provided for the purchase as it was not material to the Company’s overall financial position.

Nutronics
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

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions, including future tax elections, as of the reporting date and are considered preliminary. During the nine months ended September 30, 2020, updated information primarily related to a 2020 tax election resulted in an increase to deferred taxes and other liabilities acquired of $1.8 million and a corresponding adjustment to goodwill. The table below summarizes the assets acquired and liabilities assumed (in thousands):

	Valuation as of		Balances as of
	November 14, 2019	Adjustments	September 30, 2020
Cash	$33	$—	$33
Accounts receivable	635	—	635
Contract assets	456	—	456
Inventory	255	—	255
Other current assets	201	—	201
Property, plant and equipment	1,019	—	1,019
Security deposits	46	—	46
Tangible assets acquired	2,645	—	2,645

Accounts payable	(278)	—	(278)
Other liabilities	(477)	(100)	(577)
Deferred revenue	(141)	—	(141)
Deferred taxes	—	(1,667)	(1,667)
Liabilities assumed	(896)	(1,767)	(2,663)
Total tangible assets acquired and liabilities assumed	1,749	(1,767)	(18)
Intangible assets	7,200		7,200
Goodwill	8,484	1,767	10,251
Net assets acquired	$17,433	$—	$17,433

The intangible assets as of the November 14, 2019 acquisition date were as follows (in thousands):

	Amount	Weighted-Average Useful Life (in years)
Development programs	$7,200	3.1

Pro forma financial information has not been provided for the purchase as it was not material to the Company’s overall financial position.

Note 3 - Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Industrial	$21,880	$18,977	$60,500	$58,021
Microfabrication	14,052	13,280	38,771	45,907
Aerospace and Defense	25,800	11,557	57,814	29,795
	$61,732	$43,814	$157,085	$133,723

Sales by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$31,384	$16,382	$72,924	$50,294
China	19,186	17,397	52,723	49,251
Rest of World	11,162	10,035	31,438	34,178
	$61,732	$43,814	$157,085	$133,723

Sales by Timing of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Point in time	$51,101	$42,458	$133,304	$129,951
Over time	10,631	1,356	23,781	3,772
	$61,732	$43,814	$157,085	$133,723

The Company's contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2020	December 31, 2019
Contract assets	Prepaid expenses and other current assets	$5,178	$2,449
Contract liabilities	Deferred revenue and Other long-term liabilities	2,524	881

During the three and nine months ended September 30, 2020, the Company recognized revenue of $0.8 million and $1.6 million, respectively, that was included in the deferred revenue balances at the beginning of the periods as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of the Company's revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Quick Laser Technology Co., Ltd.	13%	12%	13%	*
U.S. Government	16%	*	13%	*
Raytheon Technologies	12%	15%	13%	12%
*Represents less than 10% of total revenues

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2020 and December 31, 2019, two customers accounted for approximately 44% and 48%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable in either of these periods.

Note 5 - Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, restricted cash, and accounts payable are shown at cost which approximates fair value due to the short-term nature of these instruments. The fair value of the Company’s term and revolving loans with Pacific Western Bank, also described in Note 12, approximates the carrying value due to the variable market rate used to calculate interest payments.

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
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•Level 1 Inputs: Observable inputs, such as quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
•Level 2 Inputs: Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 Inputs: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company’s financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. The Company's fair value hierarchy for its financial instruments consists of cash equivalents as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Money market securities	$74,084	$—	$—	$74,084
Commercial paper	4,585	—	—	4,585
Total	$78,669	$—	$—	$78,669

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market securities	$94,260	$—	$—	$94,260
Commercial paper	2,401	—	—	2,401
Total	$96,661	$—	$—	$96,661
Note 6 - Inventory
Inventory is stated at the lower of average cost and net realizable value. Inventory consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Raw materials	$19,740	$16,643
Work in process and semi-finished goods	22,693	17,723
Finished goods	10,999	11,765
	$53,432	$46,131

Note 7 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

		As of
	Useful life (years)	September 30, 2020	December 31, 2019
Computer hardware and software	3-5	$4,625	$4,764
Manufacturing and lab equipment	2-7	65,893	59,395
Office equipment and furniture	5-7	1,410	1,462
Leasehold and building improvements	2-12	21,470	20,759
Buildings	30	9,081	—
Land	N/A	3,399	—
		105,878	86,380
Accumulated depreciation		(63,513)	(58,633)
		$42,365	$27,747

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

Note 8 - Intangible Assets and Goodwill
Intangibles
The details of amortizing intangible assets are as follows (in thousands, except for estimated useful lives):

	Estimated useful life (in years)	As of
		September 30, 2020	December 31, 2019
Patents	3 - 5	$6,689	$5,956
Development programs	2 - 4	7,200	7,200
Developed technology	5	1,171	—
		15,060	13,156
Accumulated amortization		(5,972)	(3,150)
		$9,088	$10,006

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2019	$1,388	$8,484	$9,872
Business acquisition	869	—	869
Purchase accounting adjustment	—	1,767	1,767
Currency exchange rate adjustment	(5)	—	(5)
Balance, September 30, 2020	$2,252	$10,251	$12,503

See Note 2 for details related to goodwill for the Nutronics and OPI acquisitions.

Note 9 - Other Assets
Other assets consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Demonstration assets, net	$1,965	$1,824
Deferred tax assets, net	72	72
Other	2,644	1,811
	$4,681	$3,707

Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years. Amortization expense was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$478	$454	$1,500	$1,355

Note 10 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Accrued payroll and benefits	$10,759	$8,208
Product warranty, current	1,982	1,683
Income tax payable	—	155
Other accrued expenses	1,922	1,559
	$14,663	$11,605

Note 11 - Product Warranties
The Company provides warranties on certain products and records a liability for the estimated future costs associated with warranty claims at the time revenue is recognized.  The warranty liability is based on historical experience, any specifically identified failures, and its estimate of future costs.

Product warranty liability activity for the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Product warranty liability, beginning	$2,984	$4,555
Warranty charges incurred, net	(2,259)	(1,971)
Provision for warranty charges, net of adjustments	3,425	456
Acquired warranty	100	—
Product warranty liability, ending	$4,250	$3,040
Less: current portion of product warranty liability	(1,982)	(1,725)
Non-current portion of product warranty liability	$2,268	$1,315

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Credit Facilities
The Company has a $40.0 million revolving line of credit (LOC) with Pacific Western Bank which is secured by its assets and expires in September 2021. Interest on the LOC is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the Prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of September 30, 2020, no amounts were outstanding under the LOC, and the Company was in compliance with all covenants under the loan agreement.

Contractual Commitments and Purchase Obligations
The Company's purchase obligations and other contractual obligations have increased as of September 30, 2020 by approximately $11.7 million for operating leases as discussed in Note 13, and approximately $1.4 million for the earn-out and hold-back amounts related to the acquisition of OPI (see Note 2). There have been no other material changes to the Company's purchase obligations and other contractual obligations from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

Legal Matters
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of September 30, 2020, and as of the filing of this Quarterly Report on Form 10-Q, the Company was not involved in any material legal proceedings.

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

Lease Accounting
We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as our corporate headquarters located in Vancouver, Washington. Our facilities-related operating leases have remaining terms of 0.3 to 14.7 years, and some leases include options to extend up to 15 years. We also have leases for automobiles, manufacturing and office and computer equipment with remaining lease terms of 0.2 to 5.7 years. These leases are primarily operating leases; financing leases are not material. We did not include any of our renewal options in our lease terms for calculating our lease liability as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for our lease obligations was 9.0 years at September 30, 2020, and the weighted-average discount rate was 3.5%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Lease expense:
Operating lease expense	$758	$2,178
Short-term lease expense	35	153
Variable and other lease expense	128	381
	$921	$2,712

Undiscounted future minimum payments under our non-cancelable lease obligations were as follows as of September 30, 2020 (in thousands):

Remainder of 2020	$785
2021	2,463
2022	1,873
2023	1,401
2024	1,347
Thereafter	5,976
$13,845

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

The Company’s effective tax rate for the three and nine months ended September 30, 2020 and 2019 differs from the U.S. statutory rate due to the U.S. and China valuation allowance, foreign income taxed at local statutory rates, and accrued withholding taxes. In addition, the three and nine months ended September 30, 2020 included a $1.7 million prior year tax benefit true-up related to purchase accounting for Nutronics. For the nine months ended September 30, 2020, the Company reported U.S. pre-tax loss and China pre-tax income. The Company has not yet been able to establish a sustained level of profitability in the U.S. and China, or other sufficient significant positive evidence, to conclude that its U.S. and China deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. and China deferred tax assets.

Note 15 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units

Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2019	459	$20.49
Awards granted	310	22.54
Awards vested	(116)	21.41
RSAs at September 30, 2020	653	$21.30

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2019	2,407	$19.47
Awards granted	1,150	21.60
Awards vested	(400)	21.66
Awards forfeited	(75)	20.19
RSUs at September 30, 2020	3,082	$19.96

The total fair value of RSAs and RSUs vested during the nine months ended September 30, 2020 was $1.5 million and $7.0 million, respectively. Awards outstanding as of September 30, 2020 include 0.7 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2020 (in thousands, except weighted average exercise prices):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	4,239	$1.54	6.1	$79,443
Options exercised	(633)	$1.77
Options canceled	(13)	$1.56
Outstanding, September 30, 2020	3,593	$1.50	5.5	$78,962
Options exercisable at September 30, 2020	2,869	$1.06	5.2	$64,337
Options vested as of September 30, 2020 and expected to vest after September 30, 2020	3,593	$1.50	5.5	$78,962

Total intrinsic value of options exercised for the nine months ended September 30, 2020 and 2019 was $11.2 million and $11.5 million, respectively. The Company received proceeds of $1.1 million and $1.0 million from the exercise of options for the nine months ended September 30, 2020 and 2019, respectively.

Employee Stock Purchase Plan

Information related to activity under our Employee Stock Purchase Plan (ESPP) was as follows (in thousands, except weighted- average per share prices):

Nine Months Ended September 30, 2020
Shares issued	39
Weighted-average per share purchase price	$17.53
Weighted-average per share discount from the fair value of the Company's common stock on date of issuance	$3.85

Stock-Based Compensation

Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$505	$340	$1,189	$816
Research and development	2,545	424	6,602	1,693
Sales, general and administrative	3,633	315	8,692	2,860
	$6,683	$1,079	$16,483	$5,369

Unrecognized Compensation Costs

As of September 30, 2020, total unrecognized stock-based compensation related to unvested stock awards was $64.9 million, which will be recognized over the next five years as follows (in thousands):

Remainder of 2020	$6,594
2021	24,256
2022	19,231
2023	12,154
2024	2,646
$64,881

Total unrecognized stock-based compensation includes approximately 0.6 million awards that do not have a measurement date and have been valued as of September 30, 2020.

Common Stock Repurchase Plan
On November 14, 2019, the Company's Board of Directors authorized the repurchase of up to $10.0 million of its outstanding shares of common stock. This program is intended to offset the potentially dilutive effects of restricted stock grants awarded in connection with the acquisition of Nutronics. (See Note 2 for additional information.) As of September 30, 2020, no repurchases had been executed under the program.

Note 16 - Segment Information
The Company operates in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the period presented (dollars in thousands):

	Three Months Ended September 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$51,117	$10,615	$—	$61,732
Gross profit	$16,977	$688	$(505)	$17,160
Gross margin	33.2%	6.5%	NM	27.8%

	Nine Months Ended September 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$133,151	$23,934	$—	$157,085
Gross profit	$39,198	$1,708	$(1,189)	$39,717
Gross margin	29.4%	7.1%	NM	25.3%
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

Note 17 - Net Loss per Share

The following table sets forth the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(2,110)	$(778)	$(16,415)	$(2,168)

Denominator:
Weighted-average shares, basic	38,558	37,262	38,195	37,005
Weighted-average shares, diluted	38,558	37,262	38,195	37,005
Net loss per share:
Basic	$(0.05)	$(0.02)	$(0.43)	$(0.06)
Diluted	$(0.05)	$(0.02)	$(0.43)	$(0.06)

The following potentially dilutive shares of restricted stock awards and units, employee stock purchase plan, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units and awards	3,498	1,912	2,129	1,912
Employee stock purchase plan	39	33	—	77
Common stock options	3,593	4,529	3,593	4,529
	7,130	6,474	5,722	6,518

Note 18 - Subsequent Event
On November 3, 2020, the Company entered into a lease amendment related to its Longmont, Colorado facilities. The agreement included lease modifications that extended the lease term on the Company's existing premises and added a new right-of-use asset consisting of additional expansion premises. The lease, as modified, includes a minimum lease term of 90 months. The lease modifications together resulted in increases to the Company's balance sheet of approximately $1.1 million each in right-of-use assets and lease liabilities as of the lease modification date.

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

Forward-looking statements include, but are not limited to, statements about: the size of our market opportunity; our ability to develop new technology, designs and applications for our lasers; the implementation of our business model and strategic plans, including estimates regarding future sales, revenues, expenses, acquisitions, investments, capital requirements and stock performance; our future financial performance; fluctuations in our quarterly results of operations and other operating measures, particularly as a result of seasonality; the Chinese regulatory regime for our products and services; the adoption of our products or lasers generally and the growth of the laser market broadly and within specific industries; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; the impact on our sales and operations of public health crises in China, the United States or internationally, including the current COVID-19 pandemic and our response to it; the effect on our business of litigation to which we are or may become a party; our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; future macroeconomic conditions and the effect of trade restrictions and new or increased tariffs on our products; the sufficiency of our existing liquidity sources to meet our cash needs; and our ability to sustain and manage growth in our business.

You should refer to the "Risk Factors" section of this report and those risk factors discussed in our other Securities and Exchange Commission filings for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, which although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In July 2020, we acquired OPI Photonics S.r.l. (OPI), an Italian limited liability company. Located in Turin, Italy, OPI develops high power multi-emitter laser diode sources and innovative devices for kilowatt fiber laser beam management, including beam collimation, coupling and switching. In November 2019, we acquired Nutronics, Inc. (Nutronics), based in Longmont, Colorado, a leading developer of coherently combined lasers and beam control systems (BCS) for high-energy laser (HEL) systems serving the defense market. Our consolidated financial results for the three and nine months ended September 30, 2020 include the results of OPI and Nutronics, and therefore may not be directly comparable to the corresponding period of 2019, which does not include the results of OPI and Nutronics.

Since the acquisition of Nutronics, we operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. Sales of our semiconductor lasers, fiber lasers and optical fibers are included in the Laser Products segment, while revenue earned from research and development contracts are included in the Advanced Development segment.

Revenues increased to $157.1 million in the nine months ended September 30, 2020 compared to $133.7 million in the same period of 2019 as a result of higher revenue from the Aerospace and Defense market, including the acquisition of Nutronics, offset partially by lower revenues from the Microfabrication market. We generated a net loss of $16.4 million for the nine months ended September 30, 2020 as compared to a net loss of $2.2 million for the same period of 2019. The higher net loss in 2020 was driven by an increase in stock-based compensation, amortization of intangible assets from the Nutronics acquisition, and a decrease in gross margins on product sales, offset partially by higher revenue.

Factors Affecting Our Performance

Impact of the COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 continues to spread throughout the United States and the world, including in geographies in which we and our customers operate. Our first priority is the health and safety of our employees and our communities. As of the date of this report, all our U.S. operating locations have been deemed essential and all of our global manufacturing facilities are fully operational. Our Shanghai manufacturing facility was closed for an additional week following the Chinese New Year, due to COVID-19, but has since remained open. All of our facilities have implemented a variety of policies and procedures, including additional cleaning, social distancing, wearing masks, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees.

The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 pandemic is uncertain, with disruptions to the business of our customers and suppliers, which may materially adversely impact our business, operations, demand for our products and coincidentally our consolidated results of operations and financial condition in the future. In response to the global pandemic, many of our non-manufacturing personnel outside of China have been primarily working from home since March 2020. While we have not incurred significant disruptions to our manufacturing or to our supply chain thus far from the COVID-19 pandemic, we may experience decreased demand from certain customers. We are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, potential resurgence of outbreaks in locations where outbreaks have previously been contained, actions that may be taken by governmental authorities, the impact to our customers’ and suppliers’ businesses and other factors identified in the “Risk Factors” section of this report. We are continuing to evaluate closely the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

Given the fixed nature of our facilities and equipment costs, we expect gross margin to increase as revenues and volumes increase. Historically, gross margins have fluctuated from period to period depending on product mix and the level of capacity utilization. However, over the last 18 - 24 months, gross margins have been negatively affected by increased tariff costs as a result of the trade war between the United States and China. So long as such increased tariff costs remain in place or increase further, our gross margins may continue to decline unless we can sufficiently increase our prices to offset those costs.
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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Products	82.8%	100.0%	84.8%	100.0%
Development	17.2	—	15.2	—
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	56.1	70.4	60.6	68.3
Development	16.1	—	14.1	—
Total cost of revenue	72.2	70.4	74.7	68.3
Gross profit	27.8	29.6	25.3	31.7
Operating expenses:
Research and development	18.0	14.6	18.6	14.5
Sales, general, and administrative	16.2	16.6	17.4	17.9
Total operating expenses	34.2	31.2	36.0	32.4
Loss from operations	(6.4)	(1.6)	(10.7)	(0.7)
Other income (expense):
Interest income (expense), net	(0.2)	1.5	0.1	1.6
Other income, net	0.8	0.2	—	—
Income (loss) before income taxes	(5.8)	0.1	(10.6)	0.9
Income tax expense (benefit)	(2.4)	1.9	(0.2)	2.5
Net loss	(3.4)%	(1.8)%	(10.4)%	(1.6)%

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
Laser Products	$51,117	82.8%	$43,814	100.0%	$7,303	16.7%
Advanced Development	10,615	17.2	—	—	10,615	NM
	$61,732	100.0%	$43,814	100.0%	$17,918	40.9%

	Nine Months Ended September 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
Laser Products	$133,151	84.8%	$133,723	100.0%	(572)	(0.4)%
Advanced Development	23,934	15.2	—	—	23,934	NM
	$157,085	100.0%	$133,723	100.0%	23,362	17.5%

The increase in Laser Products revenue for the three months ended September 30, 2020, compared to the same period of 2019, was driven by higher revenue from the Aerospace and Defense market and the Industrial market. The decrease in Laser Product revenue for the nine months ended September 30, 2020, compared to the same period of 2019, was not significant, as decreased revenue from the Microfabrication market was partially offset by increased revenue from the Aerospace and Defense market. Prior to the acquisition of Nutronics in November 2019, we operated only in the Laser Products segment. The Laser Products segment for the three and nine months ended September 30, 2019 includes approximately $1.4 million and $3.8 million, respectively, of revenue earned from non-Nutronics research and development contracts.

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
Industrial	$21,880	35.4%	$18,977	43.3%	$2,903	15.3%
Microfabrication	14,052	22.8	$13,280	30.3	772	5.8
Aerospace and Defense	25,800	41.8	$11,557	26.4	14,243	123.2
	$61,732	100.0%	$43,814	100.0%	$17,918	40.9%

	Nine Months Ended September 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
Industrial	$60,500	38.5%	$58,021	43.4%	$2,479	4.3%
Microfabrication	38,771	24.7	45,907	34.3	(7,136)	(15.5)
Aerospace and Defense	57,814	36.8	29,795	22.3	28,019	94.0
	$157,085	100.0%	$133,723	100.0%	$23,362	17.5%

The increase in revenue from the Industrial market for the three and nine months ended September 30, 2020, compared to the same periods of 2019, was driven by an increase in unit sales and change in sales mix toward high-power fiber lasers. The increase in revenue from the Microfabrication market for the three months ended September 30, 2020, compared to the same period of 2019, was driven by a net increase in unit sales, while the decrease in Microfabrication revenue for the nine months ended September 30, 2020, compared to the same period of 2019, was due to lower unit sales to customers for consumer electronics and semiconductors. The increase in revenue from the Aerospace and Defense market for the three and nine months ended September 30, 2020, compared to the same periods of 2019, was primarily attributable to the acquisition of Nutronics, and an increase in unit sales to new and existing customers for defense applications.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
North America	$31,384	50.8%	$16,382	37.4%	$15,002	91.6%
China	19,186	31.1	17,397	39.7	1,789	10.3
Rest of World	11,162	18.1	10,035	22.9	1,127	11.2
	$61,732	100.0%	43,814	100.0%	$17,918	40.9%

	Nine Months Ended September 30,				Change
	2020	% of Revenue	2019	% of Revenue	$	%
North America	$72,924	46.4%	$50,294	37.6%	$22,630	45.0%
China	52,723	33.6	49,251	36.8	3,472	7.0
Rest of World	31,438	20.0	34,178	25.6	(2,740)	(8.0)
	$157,085	100.0%	$133,723	100.0%	$23,362	17.5%

Geographic revenue information is based on the location to which we ship our products. The increase in North America revenue for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily driven by the acquisition of Nutronics and increased sales in the Aerospace and Defense market, partially offset by decreased sales in the Microfabrication market on a year-to-date basis. The increase in China revenue for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily due to increased sales in the Industrial market. The increase in Rest of World revenue for the three months ended September 30, 2020, compared to the same period of 2019, was due to increased sales in the Microfabrication market, while the decrease in Rest of World revenue for the nine months ended September 30, 2020, compared to the same period of 2019, was driven by lower sales in all markets.

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of manufacturing materials, payroll, shipping and handling costs, tariffs and manufacturing-related overhead. We order materials and supplies based on backlog and forecasted customer orders. We expense all warranty costs and inventory provisions as cost of revenues.

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,					Change
	Laser Products	Advanced Development	Corporate and Other	2020	2019	$	%
Gross profit	$16,977	$688	$(505)	$17,160	$12,962	$4,198	32.4%
Gross margin	33.2%	6.5%	NM	27.8%	29.6%	—	(1.8)%

	Nine Months Ended September 30,					Change
	Laser Products	Advanced Development	Corporate and Other	2020	2019	$	%
Gross profit	$39,198	$1,708	$(1,189)	$39,717	$42,347	$(2,630)	(6.2)%
Gross margin	29.4%	7.1%	NM	25.3%	31.7%	—	(6.4)%

The increase in Laser Products gross margin for the three months ended September 30, 2020, compared to the same period of 2019, was driven primarily by product cost improvements, higher production volume and factory utilization, and changes in sales mix. The decrease in Laser Products gross margin for the nine months ended September 30, 2020, compared to the same period of 2019, was primarily due to overall price reductions in the Industrial market and increased reserve charges, offset partially by product cost improvements and changes in sales mix. Since we operated only in the Laser Products segment prior to the acquisition of Nutronics in 2019, no segment breakout is presented for the comparative periods in 2019.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended September 30,		Change
	2020	2019	$	%
Research and development	$11,126	$6,402	$4,724	73.8%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Research and development	$29,136	$19,318	$9,818	50.8%

The increase in research and development expense for the three and nine months ended September 30, 2020, compared to the same periods in 2019, was primarily due to increases in stock-based compensation of $2.1 million and $4.9 million, respectively; increases in purchased intangible amortization from the Nutronics acquisition of $0.7 million and $2.0 million, respectively; and increased project-related costs to support our development efforts.

Sales, General and Administrative

	Three Months Ended September 30,		Change
	2020	2019	$	%
Sales, general, and administrative	$10,010	$7,256	$2,754	38.0%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Sales, general, and administrative	$27,343	$23,972	$3,371	14.1%

The increase in sales, general and administrative expense for the three and nine months ended September 30, 2020, compared to the same periods in 2019 was primarily due to increases in stock-based compensation of $3.3 million and $5.8 million, respectively, offset partially by decreases in marketing costs, travel and entertainment, and professional service fees.

Interest Income (Expense), net

	Three Months Ended September 30,		Change
	2020	2019	$	%
Interest income (expense), net	$(96)	$665	$(761)	(114.4)%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Interest income (expense), net	$122	$2,155	$(2,033)	(94.3)%

The decrease in interest income (expense), net, for the three and nine months ended September 30, 2020, compared to the same periods in 2019 was primarily attributable to lower balances in our money market funds coupled with a decrease in the market rates on those funds.

Other Income, net

	Three Months Ended September 30,		Change
	2020	2019	$	%
Other income, net	$477	$90	$387	430.0%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Other income, net	$63	$3	$60	2,000.0%

The changes in other income, net for the three and nine months ended September 30, 2020, compared to the same periods in 2019 was primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense

	Three Months Ended September 30,		Change
	2020	2019	$	%
Income tax expense (benefit)	$(1,485)	$837	$(2,322)	(277.4)%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Income tax expense (benefit)	$(162)	$3,383	$(3,545)	(104.8)%

We record income tax expense for taxes in our foreign jurisdictions including Finland and Korea. We also record tax expense for uncertain tax positions taken and associated penalties and taxes. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the U.S. and China, we continue to maintain a full valuation allowance in both jurisdictions as of September 30, 2020.

The decrease in income tax expense for the three and nine months ended September 30, 2020, compared to the same periods in 2019 was driven by a decrease in income from our Finland operations and a $1.7 million prior year tax benefit true-up related to purchase accounting for Nutronics. Our tax expense is dependent on the geographic mix of earnings and primarily related to our foreign operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $110.2 million and $117.3 million as of September 30, 2020 and December 31, 2019, respectively.

For the nine months ended September 30, 2020, our principal uses of liquidity were to acquire a commercial property in Camas, Washington, and fund our working capital needs. Our principal sources of liquidity for the nine months ended September 30, 2020 included cash flows from operations. In addition, $15 million of proceeds was drawn from our revolving line of credit in the first quarter of 2020 and repaid in full during the third quarter of 2020.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$14,694	$(1,894)
Net cash used in investing activities	(20,280)	(9,988)
Net cash provided by (used in) financing activities	(1,638)	1,238
Effect of exchange rate changes on cash	373	29
Net decrease in cash	$(6,851)	$(10,615)

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2020, net cash provided by operating activities was $14.7 million, which was primarily driven by $16.4 million of net loss reported for the period, and non‑cash adjustments of $28.7 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by increases of $6.4 million in inventory and $10.6 million in accounts payable. The increase in inventory supported new product introductions, decreased customer lead times and increased safety stock. The increase in accounts payable was primarily driven by timing of vendor payments.
During the nine months ended September 30, 2019, net cash used in operating activities was $1.9 million, which was driven by $2.2 million of net loss reported in the period, and non-cash adjustments of $12.2 million related to depreciation and amortization, stock-based compensation, and other items. These items were offset by increases of $2.8 million in accounts receivable, $11.1 million in inventory, and $3.3 million in accounts payable. The reasons for the increases were as follows: in accounts receivable, due to the timing of sales and customer collections; in inventory, primarily to support new product introductions; and in accounts payable, due to timing of vendor payments.
Net Cash Used in Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $20.3 million, primarily resulting from $19.4 million of capital expenditures related to the acquisition of commercial property and other investments in manufacturing equipment for our worldwide operations.

During the nine months ended September 30, 2019, net cash used in investing activities was $10.0 million, which was primarily due to capital expenditures related to investments in manufacturing equipment in our worldwide operations.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2020, net cash used in financing activities was $1.6 million, which was primarily driven by $3.3 million of withholding tax payments related to vesting of restricted stock awards, offset by $1.8 million of proceeds from stock option exercises and employee stock program purchases. In addition, the $15.0 million in proceeds from our revolving line of credit drawn in the first quarter of 2020 was paid in full during the third quarter of 2020.

During the nine months ended September 30, 2019, net cash provided by financing activities was $1.2 million, which was primarily driven by $1.8 million of proceeds from stock option exercises and employee stock plan purchases, partially offset by $0.5 million of withholding tax payments related to vesting of restricted stock awards.

Credit Facilities

We have a $40.0 million revolving line of credit with Pacific Western Bank which is secured by our assets and expires in September 2021. Interest on the line of credit is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the Prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of September 30, 2020, no amounts were outstanding under the line of credit, and we were in compliance with all covenants under the loan agreement.

Contractual Obligations

For the nine months ended September 30, 2020, our contractual obligations increased by approximately $11.7 million for operating leases and approximately $1.4 million for the earn-out and hold-back amounts related to the acquisition of OPI. There have been no other material changes to our significant contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We acquired OPI Photonics S.r.l. (OPI) on July 30, 2020 and Nutronics, Inc. (Nutronics) on November 14, 2019, and have not yet completed the process of integrating the acquired businesses' internal controls over financial reporting into our overall internal controls over financial reporting processes.

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

With the exception of the risk factors identified below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to our Business and Industry

Our operations are vulnerable to the impact of COVID-19 and other public health crises, which have disrupted and likely will continue to disrupt our manufacturing and supply chain and adversely affect our business and operating results.

We are vulnerable to the impact of COVID-19 and other public health crises. The impact of COVID-19, including disruptions to our business, impact on end-market demand, restrictions on individual and business activities, and global liquidity concerns, has created significant volatility in the macro-economic environment and led to reduced economic activity. There have been material actions taken by global government authorities to contain and slow the spread of COVID-19, including travel bans, quarantines, and stay-at-home orders to restrict activities for individuals and businesses. The duration of many stay-at-home orders, and the conditions and timing under which many restrictions will be lifted or reinstated, are unknown.

In response to the global pandemic, many of our non-manufacturing personnel outside of China have been working from home since March 2020. Our global manufacturing operations, including our U.S. facilities located in Vancouver and Camas, Washington, Hillsboro, Oregon, and Longmont, Colorado have been designated as essential businesses and therefore continue to operate. Our facility in Lohja, Finland also continues to operate. Our Shanghai manufacturing facility was closed for an additional one week following the Chinese New Year, due to COVID-19, but has since remained open. In the best interest of our employees and regions in which our teams operate, we have implemented significant preventative measures to ensure the health and safety of our employees and the communities in which we operate.

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future events and developments, such as the duration and magnitude of the pandemic, impacts on our suppliers and customers, the demand for our products, and whether the pandemic leads to recessionary conditions in any of our key markets. Additionally, our supply and distribution chains may be disrupted or their operations discontinued permanently. As such, the ultimate impact on our financial condition and results of operations cannot be determined at this time. As long as the COVID-19 pandemic continues, our business, financial condition and results of operations may be adversely affected.

The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this report and our other Securities and Exchange Commission filings.

We have substantial sales and business operations in China, which exposes us to risks inherent in doing business there.

Our business operations in China and our sales to Chinese customers are critical to our success. As of September 30, 2020, we had approximately 580 full-time employees at our Shanghai facility where we have high-volume manufacturing, fiber laser assembly and sales operations. Moreover, approximately 34% and 37% of our revenues were derived from China for the nine months ended September 30, 2020 and 2019, respectively. As a result, downturns in the Chinese economy could materially adversely affect our results of operations. The Chinese economy differs from the economies of other developed countries in many respects, including the level of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Despite reforms, the government continues to exercise significant control over China's economic growth by way of the allocation of resources, control over foreign currency-denominated obligations and monetary policy and provision of preferential treatment to particular industries or companies. We cannot predict the future economic policies of the Chinese government or their effect on the regional or global economy and we cannot predict other governments' economic policies toward China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and could impose additional tariffs or other trade restrictions. These or other events may lead to a significant reduction in demand for our products, which could materially adversely affect our results of operations.

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
On November 14, 2019, we acquired Nutronics, Inc. (Nutronics), and on July 30, 2020, we acquired OPI Photonics S.r.l. (OPI). The successful integration of Nutronics and OPI depends on the realization of anticipated efficiencies and synergies. If we are unable to successfully integrate Nutronics and OPI, or realize growth, synergies and efficiencies that were expected when determining the respective transaction consideration, then goodwill and other intangible assets acquired may be considered impaired and result in an adverse impact on our business, financial condition, results of operations and growth prospects.

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

Risks Related to Ownership of our Common Stock

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

•permit the Board of Directors to issue up to 5 million shares of preferred stock, with any rights, preferences and privileges as they may designate;
•provide that the authorized number of directors may be changed only by resolution of the Board of Directors;
•provide that all vacancies on our Board of Directors may only be filled by our Board of Directors and not by stockholders;
•divide the Board of Directors into three classes;
•provide that a director may only be removed from the Board of Directors by the stockholders for cause;
•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and meet specific requirements as to the form and content of a stockholder's notice;
•prevent cumulative voting rights (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);
•provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer (or president, in the absence of a chief executive officer) or by the Board of Directors; and

•provide that stockholders will be permitted to amend our amended and restated certificate of incorporation, and until December 31, 2020, our amended and restated bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38462	3.1	April 21, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Amended and Restated Investors' Rights Agreement, dated April 28, 2017, by and among the registrant and the parties named therein	S-1	333-224055	4.2	March 30, 2018
10.1	Third Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated July 1, 2020	10-Q	001-38462	10.3	August 6, 2020
10.2	Fourth Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, effective June 2, 2020					X
10.3	Fourth Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated November 3, 2020					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NLIGHT, INC.
(Registrant)

November 6, 2020	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

November 6, 2020	By:	/s/ RAN BAREKET
Date		Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)