Form 10-K
period 2020-12-31
NLIGHT, INC.
filed 2021-02-26
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                           Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐    No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on the last business day of its most recently completed second fiscal quarter (June 30, 2020), as reported on the Nasdaq Global Select Market, was approximately $845.5 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 22, 2021, the registrant had 40,134,273 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

FORWARD-LOOKING STATEMENTS

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: the size of our market opportunity; our ability to compete effectively against other providers of similar products and services, as well as competing technologies; applications and processes that will use lasers, including the suitability of our products; our ability to develop new technology, designs and applications for our lasers; the reduction in cost per brilliant watt and increase in power of semiconductor lasers going forward; the implementation of our business model and strategic plans, including estimates regarding future sales, revenues, expenses, acquisitions, investments, capital requirements and stock performance; our future financial performance; fluctuations in our quarterly results of operations and other operating measures, particularly as a result of seasonality; the regulatory regime for our products and services, domestically and internationally; the adoption of our products or lasers generally and the growth of the laser market broadly and within specific industries; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; our ability to maintain and grow our relationships with our foreign customers; the impact on our sales and operations of public health crises in China, the United States or internationally, including the current COVID-19 pandemic; the effect on our business of litigation to which we are or may become a party; future macroeconomic conditions and the effect of trade restrictions and new or increased tariffs on our products; the sufficiency of our existing liquidity sources to meet our cash needs; and our ability to sustain and manage growth in our business.

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

We operate in two segments, consisting of the Laser Products segment and the Advanced Development segment, and three primary end markets: Industrial, Microfabrication, and Aerospace and Defense. Until the acquisition of Nutronics, Inc. (Nutronics) in November 2019, we operated as a single operating segment. The operating results of Nutronics have been included in the Advanced Development segment and Aerospace and Defense end market since the date of acquisition.

Products

Overview
We design, manufacture, and sell a range of high-power semiconductor lasers and fiber lasers that are typically integrated into laser systems or manufacturing tools built by our customers. We also make fiber amplifiers and beam combination and control systems for use in high-energy laser (HEL) systems in directed energy applications. Our vertical integration enables us to develop products that leverage the same underlying technology, thereby enabling us to offer innovative and reliable products to customers in each of our end markets.

Semiconductor Lasers
We sell high-power semiconductor lasers with a broad range of power levels, wavelengths, and output fiber sizes primarily for use in Industrial, Microfabrication, and Aerospace and Defense applications. The core building block of our products is a compound semiconductor laser chip manufactured from a gallium arsenide wafer. We use our patented multiplexed single-chip architecture to combine and package multiple semiconductor laser chips into what we believe are the most brilliant semiconductor lasers commercially available. Our semiconductor lasers are typically used as an integrated energy source for our OEM customers’ solid-state lasers, which are used primarily in a wide range of Microfabrication, and Aerospace and Defense applications.

Fiber Lasers
We offer programmable and serviceable high-power fiber lasers primarily for use in Industrial and Aerospace and Defense applications. Our fiber lasers use a proprietary active fiber that is doped with a rare-earth element to amplify the light from multiple semiconductor lasers into a brighter, more powerful laser beam. Our single- and multi-mode fiber lasers enable fast, high-quality, and efficient processing of materials. Our fiber lasers offer many features, including all-fiber programmable beam sizes and shapes, programmable waveforms, high-speed waveform modulation capabilities, hardware back-reflection suppression, operability in harsh environments, quick and easy serviceability, and exceptional power stability. The programmability and wide operating range of our fiber lasers makes them easy for our customers to use and expands their applicability. For example, in some cases, a single programmable fiber laser with the ability to program the size and shape of its output beam can take the place of several less flexible lasers. We have also designed our fiber lasers to be easily field serviceable, which results in higher machine uptime, lower cost of ownership and an improved customer experience.

Directed Energy Products
We sell standalone fiber amplifiers and we are developing beam combination and control products for directed energy applications within the Aerospace and Defense end-market. We believe that our proprietary fiber amplifiers and beam combination and control technology will enable the development of scalable, high performance and cost-effective HEL systems.

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

The factors driving the utilization of high-power fiber lasers in metal welding applications, including increased speed, quality, and cost, are like those that have fueled their adoption for metal cutting. Fiber laser welding can be done faster, with deeper penetration, less distortion and lower heat input than traditional methods like arc welding. These advantages have fueled adoption of high-power fiber lasers across the automotive industry where system productivity and versatility are critical. Other metal fabrication industries, such as aerospace, energy, and light manufacturing, are also embracing the unique capabilities offered by high-power fiber lasers for welding applications as they seek improved production efficiencies, including energy efficiency, and higher levels of industrial automation.

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

Microfabrication
Microfabrication refers to the process of creating three-dimensional microscale structures, typically by ablating, annealing, etching, and drilling. Many of the microscale features incorporated into products in the automotive, electronics, medical, semiconductor and other markets are made commercially viable by the precise power delivery of lasers. Preferences for brighter, more vibrant displays in mobile phones, tablets and televisions, and the desire for thinner products with improved battery life and energy efficiency are placing greater importance on the need for components that are smaller, more robust and less expensive, which we believe will drive demand for lasers.

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

Semiconductor and fiber lasers are displacing legacy lasers and non-laser energy sources across a wide range of applications in the Industrial, Microfabrication, and Aerospace and Defense markets. In the Industrial market, high-power semiconductor and fiber lasers have enabled the creation of next-generation industrial systems to perform manufacturing processes such as cutting, welding, and drilling, as well as advanced manufacturing techniques such as additive manufacturing. In the Microfabrication market, many of the critical microscale features incorporated into products in the automotive, electronics, medical, semiconductor and other markets are made commercially viable by the precise power delivery of lasers. In the Aerospace and Defense market, high-power semiconductor and fiber lasers are currently used across a wide range of mission critical applications, such as defending aircraft against missiles, and are enabling next-generation defense systems.

Research and Development

Our research and development activities include innovation of existing products that enhance performance at reduced cost, and the design of new products that address select market opportunities. While we seek to improve our products on all operating characteristics, we believe we lead the market in terms of semiconductor laser chip brilliance. We work closely with customers to develop products to meet customer application and performance needs, making our research and development efforts more efficient. We also benefit from our vertically integrated business model, as we can conduct design cycles more rapidly through control of the full production process.

We intend to continue our commitment to research and development and to introduce new products, solutions, and complementary products to maintain and strengthen our competitive position.

Intellectual Property

As of December 31, 2020, we had over 500 worldwide issued and pending patents. Our success depends in part upon our ability to continue to innovate and invest in research and development to meet the needs of our customers, and to maintain and protect our proprietary technology. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections with our customers, suppliers, employees, and consultants that access our material intellectual property.

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

No assurance can be given that any patents will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide us with a sustained competitive advantage. In addition, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to independently develop similar or functionally competitive technologies, design around our patents, or attempt to manufacture and sell infringing products in countries that do not strongly enforce intellectual property rights.

Sales and Marketing

In the Industrial and Microfabrication markets, we sell our products through our direct sales force located in the United States, China, South Korea and various European countries. To supplement our direct sales team, we also sell through independent sales representatives and distributors in Asia, Europe and South America. We selected these independent representatives and distributors based on their ability to provide effective field sales, marketing communications and technical support for select products and markets in target geographies. Our sales and marketing efforts are conducted through an integrated process that involves our direct sales and marketing teams, engineering teams, customer service representatives and our senior management team.

We maintain customer support and field service staff in our major markets around the world. Additionally, many of our independent representatives and distributors have service teams who have been certified by nLIGHT to provide regional field service and support. We work closely with customers to service equipment and train customers to use and repair our products and explore additional applications for our technologies. We plan to expand our support and field service footprint, particularly in locations where business volume requires local service capabilities.

In the Aerospace and Defense market, we sell our products and services directly to end customers, including the U.S. Government, prime defense contractors, and defense subcontractors, through our dedicated sales, marketing and engineering teams located in the United States. Due to the stringent demands of our Aerospace and Defense customers, our sales and marketing organization includes engineering, manufacturing, service and support professionals who engage with our customers throughout their products' lifecycles.

Customers

We sell to and support over 400 customers worldwide. A few customers drive a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 60%, 53% and 56% of our revenues in 2020, 2019 and 2018, respectively. Our global customers include the U.S. Government, Raytheon Technologies, Suzhou Quick Laser Technology, and Northrop Grumman.

Information concerning revenue by end-market, geographic region based upon ship-to location, and segment appears under Item 7: Management's Discussion and Analysis of Financial Condition, and Notes 3 and 19 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Backlog

Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur. Backlog totaled $135.8 million and $112.1 million as of December 31, 2020 and 2019, respectively.

Approximately 20% of the backlog as of December 31, 2020 is not expected to be filled within the next 12 months. Our backlog is not necessarily indicative of revenues for any specific future period due to possible order cancellations or deferrals, and shipping or acceptance delays. Delays in delivery schedules or a reduction in backlog during any period could have a material adverse effect on our business and results of operations.

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

Competition

We operate in highly competitive markets. We believe that our vertically-integrated business model, technology innovation, engineering capabilities, functionality, quality and customer service enable us to compete successfully in the markets we serve. We compete with companies that offer semiconductor lasers, fiber lasers, fiber amplifiers and other laser products such as IPG Photonics Corporation, Coherent, BWT Ltd., II-VI Incorporated, Raycus Fiber Laser Technologies, and Trumpf GmbH + Co. KG. We also compete with prime defense contractors and subcontractors in the Aerospace and Defense market, and with companies in the Industrial market that offer widely used non-laser production methods, such as plasma cutting, water-jet cutting and resistance welding. Some of our competitors are larger and have substantially greater financial, research and development, managerial, sales, service and marketing resources than we do.

Manufacturing

We manufacture, package, and test the critical elements of our high-power semiconductor and fiber lasers, including semiconductor laser chips and optical fiber in-house. Our vertically integrated business model enables us to control and protect our proprietary technologies and process knowledge. We outsource components and materials when we feel that a specific component, by itself, does not provide enough competitive advantage to warrant investment in the capital and human resources necessary for its manufacture. We work with our suppliers in these situations to ensure consistent quality and delivery performance. In many cases, components are custom manufactured for us based on our proprietary specifications.

We purchase raw materials used to manufacture our products and other components, such as semiconductor wafer substrates, fiber laser chip packages, optics, and other materials, from single or limited-source suppliers. We typically purchase our materials through purchase orders or agreed-upon terms and conditions, and we do not have guaranteed supply arrangements with many of these suppliers. To mitigate raw material supply risks, we take a variety of actions such as second source qualification, accumulation of safety stock and vendor surveillance.

Our primary manufacturing facilities are in Vancouver, Washington; Camas, Washington; Hillsboro, Oregon; Lohja, Finland and Shanghai, China. We manufacture certain electrical-optical components in our Vancouver, Washington; Camas, Washington; Shanghai, China and Hillsboro, Oregon facilities. We maintain our fiber operations and manufacture fiber in Finland.

We completed the purchase of our Camas, Washington facility in the first quarter of 2020. This facility provides additional manufacturing, research and development, and office space to support current business needs and future growth. We believe our existing manufacturing facilities are adequate to meet current anticipated demand. If additional capacity is needed, we believe that such capacity will be available on commercially reasonable terms.

Regulation

We are subject to significant regulation by local, state, federal and international laws in all jurisdictions in which we operate. Compliance with these requirements can be costly and time consuming. We believe that our operations, products, services, and actions substantially comply with applicable regulations in all jurisdictions. However, the risk of non-compliance cannot be eliminated and therefore there is no assurance that future costs related to these regulations will not be incurred. There is also the possibility that regulations will be retroactively applied, interpreted, or applied differently to our operations, products, services, and actions which will require significant time and resources.

Human Capital Management

At nLIGHT, we fulfill our mission by fostering innovation, attracting talented people, and managing aspects of our business in an ethical manner that benefits our stakeholders, including the communities in which we operate. Our product innovation, community involvement and the overall success of our business are driven by continued engagement and motivation of our employees. Over the past twenty years we have developed and refined our core values that underpin our corporate culture. At nLIGHT we both recruit and review people based on three criteria we categorize in terms of Skill, Will, and Fit. We encourage collaboration, critical thinking, and respect and foster a workplace where each employee is contributing to the long-term success of the company. During the on-going COVID-19 pandemic, the safety of our employee base has been our top priority, in addition to the safety of the broader communities in which we operate and our dedication to our customers. While we continue to follow the guidelines from health officials, employee input has been critical to establishing and maintaining a safe and healthy global workplace.

As of December 31, 2020 we had over 1,275 full-time employees worldwide. Of our total full-time employees at our facilities, approximately 610 were in the United States, approximately 595 were based in China, and the remaining in the rest of the world. In Finland, certain employees belong to labor unions for their specialty. There are no labor unions to which our employees belong in any other location. We have not experienced any employee-led work stoppages at any of our facilities. We consider our relationship with our employees to be good.

Corporate Information

We maintain a website at https://www.nlight.net. We make available free of charge through our investor relations website, https://investors.nlight.net, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the United State Securities and Exchange Commission, or SEC. The reference to our website does not constitute incorporation by reference of the information contained at the site.

The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as nLIGHT, Inc., that file electronically with the SEC. The SEC's Internet website is located at https://www.sec.gov.

We were incorporated under the name nLight Corporation in Washington in June 2000. We reincorporated in Delaware under the name nLight Photonics Corporation in August 2000 and changed our name to nLIGHT, Inc. in January 2016.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements due to factors that are described below and elsewhere in this report.

Risks Related to Our Industry and the Markets We Serve

The markets for our products are highly competitive. If we fail to compete successfully, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

The industries in which we operate have significant price and technological competition. We compete with companies providing semiconductor and fiber lasers, and with companies offering conventional laser or non-laser solutions for the applications we target. Some of our competitors are larger and have substantially greater manufacturing, financial and research and development resources and larger installed customer bases than we do. Some of these competitors may be state-owned or otherwise receive substantial government subsidies allowing them to compete more aggressively. Certain of these competitors also have higher sales volume than we do, which can enable them to lower the prices of their products. Moreover, our OEM customers' internal production of laser technologies presents additional competitive pressure. To compete, we have reduced prices of some of our products in the past and we may be forced to lower our prices further in the future, which could negatively impact our revenues and gross margins. To remain competitive, we believe that we will be required to continue to invest significantly in research and development and manufacturing facilities. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to compete successfully. Any failure to compete successfully will materially adversely affect our business, financial condition, results of operations and growth prospects.

Changes in the markets we serve could materially adversely affect our revenues and profitability.

Our results of operations may vary based on the impact of changes in the industries we serve or in the global economy. For our products sold to the Industrial market, we believe demand is largely based on general economic conditions and we cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. For the Microfabrication market, a portion of our revenues depends on the demand for our products from semiconductor equipment companies. The semiconductor equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for manufacturing equipment, including laser-based tools and systems, and which limits our ability to predict our business prospects and financial results in this market. The Aerospace and Defense market is largely dependent on government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities, all of which are beyond our control. Many of our customers in the defense industry are subcontractors that must negotiate our proposals with the U.S. government. Our continuing relationship with these customers and the ability of these customers to pay for our products dependent on the U.S. government's decision to accept or reject our customers' terms, which can be delayed for a substantial period of time and is largely outside of our control. Such delays could result in decreased revenues and could materially adversely harm our results of operations in any given period.

Products in the laser industry are experiencing declining average selling prices, and any future success depends in part on our ability to increase our volumes and decrease our costs to offset potential declines in the average selling prices of our products.

Products in the laser industries generally, and our products specifically, have experienced and may in the future experience a significant decline in average selling prices (ASPs), on maturing products due to increased competition and price pressures from customers. As competing products become more widely available, the ASPs of our products may decrease, and such decreases may vary by product and market. Due to the fixed cost of production, the average cost per unit of our products typically declines as our production volumes rise. For this reason, we may decide to offer products at ASPs that result in low initial gross margins to us with an intention to drive sales and production volumes higher, in turn lowering our average cost per unit. In addition, we have discontinued and may continue to discontinue certain products if the ASPs for certain products do not generate sufficient gross margin. Because of these factors, we have experienced, and we may continue to experience, fluctuations in our results of operations on a quarterly or annual basis. If the ASPs of our products decline and we are unable to increase our unit volumes, introduce new or enhanced products with higher ASPs or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our gross margins could decline, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects.

We participate in markets that are subject to rapid technological change and require significant research and development expenses to develop and maintain products that can achieve market acceptance.

The markets for our products are characterized by rapid technological change, frequent product introductions, substantial capital investment, volatility of product supply and demand, changing customer requirements and evolving industry standards. Our future performance depends in part on our successful development, introduction and market acceptance of new and enhanced products that address these changes and current and potential customer requirements. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release, or if there is any delay in development or introduction of our new products or enhancements of our products, our business, financial condition, results of operations and growth prospects would be materially adversely affected. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

Further, the development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We typically invest substantial resources in advance of material sales of our products to our customers. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the costs of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully. Additionally, our product offerings may become obsolete given the frequent introduction of alternative technologies. If our products fail to gain and maintain market acceptance, it could materially adversely affect our business, financial condition, results of operations and growth prospects.

Risks Related to Our Business and Operations

We have a history of losses, and as our operating costs increase we may not be able to generate sufficient revenues to achieve or maintain profitability in the future.

We have incurred recurring net losses since our inception in 2000 and expect our operating costs to continue to increase in future periods as we expend substantial financial and other resources on, among other things, business and headcount expansion in operations, sales and marketing, research and development, and administration as a public company. These expenditures may not result in additional revenues or the growth of our business. If we fail to grow revenues or to sustain profitability while our operating costs increase, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

Our revenue growth rate in prior periods may not be indicative of our future performance.

Our historical revenue growth rate may not be indicative of future growth and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenues for any prior quarterly or annual periods as an indication of our future revenues or revenue growth. Our results of operations may vary as a result of a number of factors, including our ability to execute on our business strategy and expand our manufacturing capacity, the general economic conditions and the legal and regulatory environment in the United States, China and globally, as well as other factors that are outside of our control.

We have high levels of fixed costs and inventory levels that may materially adversely affect our gross profits and results of operations if demand for our products declines or we maintain excess inventory levels.

We conduct our own manufacturing operations and have a high fixed cost base, including significant costs for the employees in our manufacturing operations. We may not be able to adjust our production levels or fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Gross profit, in absolute dollars and as a percentage of revenues, is impacted by our volumes, product sales mix, the corresponding absorption of fixed manufacturing overhead expenses, production costs and manufacturing yields. In addition, because we design and manufacture our key components, insufficient demand for our products will subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, or if anticipated sales do not occur, we may need to record write-downs for excess or obsolete inventory.

Our operations are vulnerable to disruptions including pandemics, such as COVID-19, which have disrupted and likely will continue to disrupt our manufacturing and supply chain and adversely affect our business and operating results.

We are vulnerable to the economic effects of public health crises and other disruptions, including the ongoing COVID-19 pandemic. The impact of COVID-19 on our end-market demand, including delays in new capital expenditure decisions and implementations, restrictions on individual and business activities, and global liquidity concerns, has created significant volatility in the macro-economic environment and led to reduced economic activity. In response to government restrictions around the world, some of our non-manufacturing and technical service personnel outside of China have been primarily working from home since March 2020. Our global manufacturing operations, including our U.S. facilities located in Vancouver and Camas, Washington, Hillsboro, Oregon, and Longmont, Colorado are considered essential businesses and therefore continue to operate. Our facility in Lohja, Finland also continues to operate. Our Shanghai manufacturing facility was temporarily closed in the first quarter of 2020.

The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future events and developments, such as the duration and magnitude of the pandemic and the conditions and timing under which restrictions will be lifted or re-imposed, impacts on our supply and distribution chains as well as our customers, the demand for our products, and whether the pandemic leads to recessionary conditions in any of our key markets. As such, the ultimate impact on our financial condition and results of operations cannot be determined at this time. We expect our business, financial condition, and results of operations may continue to be adversely affected by the COVID-19 pandemic. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this report.

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

Our future success will depend in part on our ability to continue to generate sales of semiconductor lasers and fiber lasers in applications where legacy lasers have been used, or in new and developing markets and applications for lasers where they have not been used previously. As semiconductor and fiber lasers reach higher levels of penetration in core materials processing applications, the development of new applications, end markets and products outside our core applications becomes more important to our growth. Our current and potential customers may have substantial investment in, and know-how related to, their existing laser and non-laser technologies. Customers may be reluctant to change from incumbent suppliers or cease using their own solutions, or we may miss the design and procurement cycles of our customers. Many of our target markets, such as Industrial and Aerospace and Defense, have historically been slow to adopt new technologies. These markets often require long testing and qualification periods or lengthy government approval processes before admitting new suppliers or adopting new technologies.

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

Our products represent a large investment for our customers and they typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customers’ needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may decide not to purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenues to offset such expenses soon thereafter or at all. This, in turn, can materially adversely affect our business, financial condition, our results of operations and growth prospects.

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

We depend on internal production and outside single or limited-source suppliers for many of our key components and raw materials, and any interruption in the supply of these key components and raw materials could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We use information technology and security systems to maintain our facility's physical security and to protect proprietary and confidential information, including that of our customers, suppliers and employees. Denial of service or other attacks on, or accidental or willful security breaches or other unauthorized access to our facilities or information systems, unauthorized access to or acquisition of personal information, confidential information or other data we process or maintain, or viruses, loggers, or other malfeasant code, including ransomware, in our data or software, could compromise this information and otherwise disrupt our operations. The consequences of such loss, possible misuse of our proprietary and confidential information, or operational disruptions could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, claims and litigation by affected parties, investigations by and other proceedings involving governmental authorities and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners. We also rely on a number of third-party service providers to host, store or otherwise process information for us, or to provide other facilities or infrastructure that we make use of, including "cloud-based" providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or other unauthorized access to, or disruptions of, our service-providers' systems or viruses, loggers or other malfeasant code in their data or software, or unauthorized access to or acquisition of any data they process or otherwise maintain for us could expose us to information loss, operational disruptions, and misappropriation of confidential information, and could have similar consequences to us as any incidents affecting our own systems or the data we process or maintain. We and our third parties face these threats from a variety of sources, including attacks from hackers, phishing and other forms of social engineering, and human error or employee or contractor malfeasance. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we and our third-party service providers may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effects on our business, financial condition, results of operations and growth prospects. A security breach or other security incident impacting us or our third-party service providers could require a substantial level of financial resources to rectify and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, and inquires by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation and market position. Any of the foregoing matters could harm our operating results and financial condition.

We may not be able to recruit or retain qualified personnel.

We believe our ability to manage successfully and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, service, management, and key staff personnel. Competition for qualified resources is intense and other companies may have greater resources available to provide substantial inducements to lure key personnel away from us or to offer more competitive compensation packages to individuals we are trying to hire.

Our growth is dependent, in part, on the successful integration of acquired businesses.

We acquired Nutronics in 2019 and may pursue other strategic transactions in the future. We have limited experience executing acquisitions. Integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.

Risks Related to Our International Sales and Operations

Our inability to manage risks associated with our international customers and operations could materially adversely affect our business.

Our foreign operations and revenues are subject to a number of risks, including the impact of recessions and other economic conditions in economies outside the United States, unexpected changes in regulatory requirements, certification requirements, environmental regulations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, political and economic instability, import/export regulations, tariffs and trade barriers, compliance with applicable United States and foreign anti-corruption laws, cultural and management differences, pandemic illness, reliance in some jurisdictions on third-party revenues from channel partners, preference for locally produced products, shipping, or other logistics complications, and longer accounts receivable collection periods. In particular, the economic, political, legal, and regulatory climate in China, both nationally and regionally, is fluid and unpredictable, and operating in China exposes us to economic, political and legal risks.

Our business could also be impacted by international conflicts, terrorist and military activity, civil unrest and pandemic illness, including COVID-19, which could cause a slowdown in customer orders, cause customer order cancellations or negatively impact availability of supplies or limit our ability to produce or timely service our installed base of products. Political, economic and monetary instability and changes in governmental regulations or policies, including trade tariffs and protectionism, could materially adversely affect both our ability to effectively operate our foreign offices and the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

Our failure to manage the foregoing risks associated with our existing and potential future international business operations could materially adversely affect our business, financial condition, results of operations and growth prospects.

Tariffs and global trade policies could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

Tariffs may materially increase the cost of our raw materials and finished goods, and may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products. Tariffs may cause a contraction of certain industries, including the Industrial market. As such, there may be potential decrease in the spending powers of our customers, which may lead to fewer business opportunities and our operation may be negatively impacted.

We are exposed to foreign currency risk, which may materially adversely affect our revenues, cost of revenues and operating margins and could result in exchange losses.

Our international operations are significant to our revenues and net income. While we report our financial results in U.S. dollars, we incur certain costs in other currencies, and have certain foreign currency denominated assets and liabilities. We, therefore, face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues and earnings.

Risks Related to Litigation, Taxation and Regulatory Compliance

Our agreements with the U.S. government and suppliers to the U.S. government subject us to unique risks.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. government contracts. Awards received from the U.S. government may be cancelled or lose funding. The U.S. government contracting party may require us to increase or decrease production of certain solutions sold to the U.S. government due to changes in U.S. national security strategy and/or priorities or other reasons, which could impact production of other products or sales to other customers to meet the requirements of the U.S. government. In addition, the U.S. government routinely retains rights to intellectual property developed in connection with a government contract. The U.S. government could exercise these rights in certain circumstances in the future, which could have the effect of decreasing the benefit we are able to realize commercially from such intellectual property.

U.S. government agencies routinely audit and investigate government contractors and can decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. We have unaudited and unsettled incurred cost claims related to past years, which places risk on our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business. Any such imposition of penalties, or the loss of such government contracts, could materially adversely affect our business, financial condition, results of operations and growth prospects.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. We must export our products in compliance with U.S. export controls and we may not always be successful in obtaining necessary export licenses. Our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenues. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. In addition, compliance with the directives of the Directorate of Defense Trade Controls, or DDTC, may result in substantial expenses and diversion of management attention. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We are subject to anti-corruption and anti-bribery and similar laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the public and private sectors. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Our operations and sales in China, India, Brazil, the Middle East, and other countries create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with these laws, we cannot assure you that our employees, representatives, contractors, business partners and agents will not take actions that violate our policies or applicable law, for which we can be held liable.

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

We could be subject to additional income tax liabilities.

Our tax liability, after-tax profitability and effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, including legislation implementing changes in taxation of international business activities, changes in the mix and level of earnings by taxing jurisdictions or changes to existing accounting rules or regulations. There are numerous other factors that could affect our tax rate, including, among others, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, and entry into new businesses and geographies. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, financial condition and operating results.

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

Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. If relevant taxing authorities were to disagree with our determinations as to the income and expenses attributable to specific jurisdictions, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. There can be no assurances that our reserves would be adequate to cover such a contingency.

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

Privacy and data security concerns, and data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Personal privacy, information security and data protection are significant issues in the United States, Europe and many other jurisdictions where we have operations or offer our products. The regulatory framework governing the collection, use, and other processing of personal data and other information is rapidly evolving. The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data.

Further, many foreign countries and governmental bodies, including the European Union (EU) and China, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction, or relating to cybersecurity. These laws and regulations often are more restrictive than those in the United States. We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. We cannot yet fully determine the impact these or future laws, regulations and standards may have on our business, but these laws, regulations and standards often are subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. We also may be bound by contractual or other obligations applicable to our collection, use, processing, security and disclosure of various types of data. These and other requirements could increase our costs, impair our ability to grow our business, or restrict our ability to store and process data, and may subject us to liability.

The costs of compliance with and other burdens imposed by laws, regulations, standards and other actual or asserted obligations relating to privacy, data protection and information security may be substantial, and they may require us to modify our data processing practices and policies. Any actual or alleged noncompliance with any of these laws, regulations, standards, and other actual or asserted obligations may lead to claims and proceedings by governmental actors and private parties, and significant fines, penalties or liabilities.

Results of future litigation could materially adversely affect our business, financial condition, results of operations and growth prospects.

From time to time, we have been subject to litigation. The outcome of any litigation, regardless of its merits, is inherently uncertain. Future litigation could result in significant damages payable by us, and could harm our reputation. Even if we are successful in our defense, such litigation could still result in a diversion of management's attention and our resources and we may be required to incur significant expenses defending against these claims. We cannot predict our future commitments with respect to any matters encountered in the future, or their eventual outcome. Because of uncertainties relating to litigation, the amount of our liability estimates could be wrong. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or fines, or enter into royalty or licensing arrangements, which could materially adversely affect our cash flows, harm our reputation, or otherwise materially adversely affect our business, financial condition, results of operations and growth prospects.

If we are unable to protect our proprietary technology and intellectual property rights, our competitive position could be harmed and our results of operations could be materially adversely affected.

We rely on a variety of intellectual property rights, including patents, trademarks, trade secrets, technical know-how and other unpatented proprietary information to protect our technologies, products, product development and manufacturing activities from unauthorized use by third parties. Our patents do not cover all of our technologies, systems, products and product components and our competitors or others may design around our patented technologies. We cannot guarantee we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information to adequately protect all such information. We also cannot assure you that those agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems or our suppliers, employees or consultants could assert rights to our intellectual property.

We have significant international operations and we are subject to foreign laws which differ in many respects from U.S. laws. Effective intellectual property protection may be unavailable or more limited in foreign jurisdictions in which we operate, such as China, relative to those protections available in the United States. Furthermore, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may materially adversely affect our ability to enforce our trade secret and intellectual property positions. In the past, certain of our employees have been hired by our competitors. While these former employees are contractually prohibited from misappropriating our proprietary rights, we cannot be certain that such contractual obligations will be honored. If we detect misappropriation and decide to enforce such contractual obligations and pursue litigation to assert our intellectual property rights, an adverse decision in any legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise materially adversely affect our business, financial condition or results of operations.

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

There has been significant litigation involving intellectual property rights in many technology-driven industries, including our own. We continue to face risks and uncertainties in connection with any patent litigation, including the risk that patents issued to others may restrict and harm our ability to do business; that there could be existing patents or pending applications of which we are unaware that may later result in issued patents upon which our product may infringe. Moreover, the frequency with which new patents are granted and the diversity of jurisdictions in which they are granted make it impractical and expensive for us to monitor all patents that may be relevant to our business. We may also become involved in the defense and prosecution of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings.

From time to time, we have been notified of allegations and claims that we may be infringing patents or otherwise violating intellectual property rights owned by third parties. In the future, we may be a party to litigation because of an alleged infringement, misappropriation, or other violation of others' intellectual property, whether through direct claims or by way of indemnification claims of our customers or suppliers. If any pending or future intellectual property-related litigation proceedings result in an adverse outcome, then we could be required to:

• cease the manufacture, use or sale of the infringing products, processes, or technology;
• pay substantial damages for infringement;
• expend significant resources to develop non-infringing products, processes, or technology;
• license technology from the party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
• cross-license our technology to a competitor or commit to covenant-not-to-sue to resolve an infringement claim, which could weaken our ability to compete with that competitor; or
•pay substantial damages to our direct or indirect customers to cause our end users to discontinue their use of, or replace, infringing products with non-infringing products.

In addition, intellectual property lawsuits can be brought by third parties against our customers and end-users that incorporate our products into their systems or processes. Because we generally indemnify customers against third-party infringement claims relating to our products, we may incur liabilities in connection with lawsuits against our customers. Any such lawsuits could be time-and-resources-consuming to defend, damage our reputation and result in substantial and unanticipated costs. Having to defend any such lawsuits, and any adverse consequences that might arise, could materially adversely affect our business, financial condition, results of operations and growth prospects.

Our ability to use net operating loss carryforwards to offset future taxable income may be limited.

We have U.S. federal and state net operating loss carryforwards (NOLs) and research development credit carryforwards which we may use to reduce future taxable income or offset income taxes due. Some of the NOLs and credit carryforwards start expiring in 2021 and others will start expiring in 2023. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. Our ability to utilize these NOLs and credit carryforwards may also be affected by recent tax legislation such as the 2017 Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, which allows federal NOLs incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, but limits use of such federal NOLs in tax years beginning after December 31, 2020 to 80% of taxable income. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo an ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards, which could materially adversely affect our cash flows.

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
•actual or perceived privacy, data protection or cybersecurity breaches or incidents;
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
• provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer (or president, in the absence of a chief executive officer) or by the Board of Directors; and
•    provide that stockholders will be permitted to amend our amended and restated certificate of incorporation and our amended and restated bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a "target corporation" from engaging in any of a broad range of business combinations with any stockholder constituting an "acquiring person" for a period of five years following the date on which the stockholder became an "acquiring person."

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
    None.
ITEM 2. PROPERTIES
Our principal facilities are owned or leased and include the following:

Location	Lease Expiration	Approximate Size (sq. ft.)	Primary Functions	Segment(s)
Camas, Washington	Owned	164,600	Administration, manufacturing, product design, research and development, sales and marketing	Laser Products, Advanced Development
Vancouver, Washington	November 30, 2024 - May 31, 2035	122,400	Corporate headquarters, manufacturing and distribution, service and repair and operations	Laser Products, Advanced Development
Hillsboro, Oregon	January 31, 2033	30,200	Manufacturing, distribution and product design	Laser Products
Longmont, Colorado	July 31, 2028	46,400	Research and development	Advanced Development
Lohja, Finland	April 1, 2022	31,800	Manufacturing and distribution, product design, research and development and administration	Laser Products
Shanghai, China	May 31, 2021 ‑ January 31, 2023	82,800	Manufacturing and distribution, service and repair, product design, research and development, sales and administration	Laser Products

ITEM 3. LEGAL PROCEEDINGS
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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol "LASR." As of February 22, 2021, there were 134 registered holders of record of our common stock.

Repurchase of Common Stock

In November 2019, our Board of Directors authorized a program to repurchase up to $10 million of our outstanding common stock. During the year ended December 31, 2020, we did not repurchase any shares and, as of December 31, 2020, $10 million remained available for future repurchases.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the Nasdaq Composite Index and the Russell 2000 Index. The graph covers the period from April 26, 2018, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2020. No cash dividends have been declared on shares of our common stock. This graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on April 26, 2018.

COMPARISON OF 3-YEAR CUMULATIVE TOTAL RETURN*
Among nLIGHT, Inc., the Nasdaq Composite Index and the Russell 2000 Index

$200
$150
$100
$50
$0
4/26/18
12/31/18
12/31/19
12/31/20
nLIGHT, Inc.
NASDAQ Composite
Russell 2000 Index

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

ITEM 6. SELECTED FINANCIAL DATA
No disclosure required by Item 301 of Regulation S-K as in effect on the date of this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Forward-Looking Statements” in this Annual Report.

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

In November 2019, we acquired Nutronics, Inc. (Nutronics), based in Longmont, Colorado, a leading developer of coherently combined lasers and beam control systems (BCS) for high-energy laser (HEL) systems serving the defense market. Since the acquisition of Nutronics, we have operated in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. Our primary end markets have not changed since the acquisition. Sales of our semiconductor lasers, fiber lasers and directed energy products are included in the Laser Products segment, while revenue earned from research and development contracts are included in the Advanced Development segment. The consolidated financial results for the year ended December 31, 2020 include the full year results of Nutronics, and therefore may not be directly comparable to the corresponding period of 2019, which does not include the full year results of Nutronics. See Note 2 in the Notes to Consolidated Financial Statements for additional information.

Revenues increased to $222.8 million in the year ended December 31, 2020 compared to $176.6 million in the same period of 2019 as a result of higher revenue from the Aerospace and Defense market, including Nutronics, offset partially by lower revenues from the Microfabrication market. We generated a net loss of $20.9 million for the year ended December 31, 2020 as compared to a net loss of $12.9 million for the same period of 2019. The higher net loss in 2020 was driven by an increase in stock-based compensation and amortization of intangible assets from the Nutronics acquisition.

Factors Affecting Our Performance

Impact of the COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 continues to spread throughout the United States and the world, including in geographies in which we and our customers operate. Our first priority is the health and safety of our employees and our communities. As of the date of this report, all our U.S. operating locations have been deemed essential and all of our global manufacturing facilities are fully operational. Our Shanghai manufacturing facility was closed for an additional week following the Chinese New Year in 2020, due to COVID-19, but has since remained open. All of our facilities have implemented a variety of policies and procedures, including additional cleaning, social distancing, wearing masks, staggered shifts and prohibiting or significantly restricting on-site visitors, to minimize the risk to our employees.

The impact from the rapidly changing U.S. and global market and economic conditions due to the COVID-19 pandemic is uncertain, with disruptions to the business of our customers and suppliers, which may materially adversely impact our business, operations, demand for our products and coincidentally our consolidated results of operations and financial condition in the future. In response to the global pandemic, some of our non-manufacturing personnel outside of China have been primarily working from home since March 2020. While we have not incurred significant disruptions to our manufacturing or to our supply chain thus far from the COVID-19 pandemic, we may experience decreased demand from certain customers. We are unable to accurately predict the impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, potential resurgence of outbreaks in locations where outbreaks have previously been contained, actions that may be taken by governmental authorities, the impact to our customers’ and suppliers’ businesses and other factors identified in the “Risk Factors” section of this report. We are continuing to evaluate closely the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Demand for our Semiconductor and Fiber Laser Solutions
In order to continue to grow our revenues, we must continue to achieve design wins for our semiconductor and fiber lasers. We consider a design win to occur when a customer notifies us that it has selected one of our products to be incorporated into a product or system under development by such customer. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in the Industrial and Microfabrication markets, which, in turn, depend upon the demand for these customers’ products or services. In addition, in the Aerospace and Defense market, our business depends in large part on continued investment in laser technology by the U.S. government and its allies, and our ability to continue to successfully develop leading technology in this area and commercialize that technology in the future.
Erosion of average selling prices, or ASPs, of established products is typical in our industry, and the ASPs of our products generally decrease as our products mature. We may also negotiate discounted selling prices from time to time with certain customers that purchase higher volumes, or to penetrate new markets or applications. Historically, we have been able to offset decreasing ASPs by introducing new and higher value products, increasing the sales of our existing products, expanding into new applications and reducing our manufacturing costs. Although we anticipate further increases in product volumes and the continued introduction of new and higher value products, ASP reduction may cause our revenues to decline or grow at a slower rate.

Technology and New Product Development
We invest heavily in the development of our semiconductor, fiber laser and directed energy technologies to provide solutions to our current and future customers. We anticipate that we will continue to invest in research and development to achieve our technology and product roadmap. Our product development is targeted to specific sectors of the market where we believe the power and performance requirements of our products can provide the most benefit. We believe our close coordination with our customers regarding their future product requirements enhances the efficiency of our research and development expenditures.
Manufacturing Costs and Gross Margins
Our Product gross profit, in absolute dollars and as a percentage of revenues, is impacted by our product sales mix, sales volumes, changes in ASPs, production volumes, the corresponding absorption of manufacturing overhead expenses, production costs and manufacturing yields. Our product sales mix can affect gross profits due to variations in profitability related to product- configurations and cost profiles, customer volume pricing, availability of competitive products in various markets, and new product introductions, among other factors. Capacity utilization affects our gross margin because we have a high fixed cost base due to our vertically integrated business model. Increases in sales and production volumes drive favorable absorption of fixed costs, improved manufacturing efficiencies and lower production costs. Gross margins may fluctuate from period to period depending on product mix and the level of capacity utilization.

Our Development gross profit varies with the type and terms of contracts, contract volume, project mix, and progress on projects during the period. Most of our Development contracts are structured as cost plus fixed fee (CPFF) due to the technical complexity of the research and development services.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Year Ended December 31,
	2020	2019	2018
Revenue:
Products	83.0%	98.6%	100.0%
Development	17.0	1.4	—
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	57.6	69.1	65.0
Development	15.8	1.3	—
Total cost of revenue	73.4	70.4	65.0
Gross profit	26.6	29.6	35.0
Operating expenses:
Research and development	18.5	15.9	11.0
Sales, general and administrative	17.6	19.3	15.1
Total operating expenses	36.1	35.2	26.1
Income (loss) from operations	(9.4)	(5.6)	8.9
Other income (expense):
Interest income, net	—	1.5	0.4
Other income (expense), net	0.2	0.3	(0.1)
Income (loss) before income taxes	(9.2)	(3.8)	9.2
Income tax expense	0.2	3.5	1.9
Net income (loss)	(9.4)%	(7.3)%	7.3%

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Year Ended December 31,				Change
	2020	% of Revenue	2019	% of Revenue	Amount	%
Laser Products	$184,841	83.0%	$174,059	98.6%	$10,782	6.2%
Advanced Development	37,948	17.0	2,560	1.4	35,388	NM
	$222,789	100.0%	$176,619	100.0%	$46,170	26.1%

	Year Ended December 31,				Change
	2019	% of Revenue	2018	% of Revenue	Amount	%
Laser Products	$174,059	98.6%	$191,359	100.0%	$(17,300)	(9.0)%
Advanced Development	2,560	1.4	—	—	2,560	NM
	$176,619	100.0%	$191,359	100.0%	$(14,740)	(7.7)%

The increase in Laser Products revenue for 2020 compared to 2019 was driven by higher revenue and demand from the Industrial and Aerospace and Defense markets, offset partially by lower revenue from the Microfabrication market. The increase in Advanced Development revenue for 2020 compared to 2019 is primarily due to the acquisition of Nutronics in November 2019.

The decrease in Laser Products revenue for 2019 compared to 2018 was driven by lower revenue in the Industrial and Microfabrication markets, offset partially by higher revenue in the Aerospace and Defense market. Prior to the acquisition of Nutronics in November 2019 we operated as a single operating segment.

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Year Ended December 31,				Change
	2020	% of Revenue	2019	% of Revenue	Amount	%
Industrial	$84,478	37.9%	$76,668	43.4%	$7,810	10.2%
Microfabrication	51,649	23.2	57,153	32.4	(5,504)	(9.6)
Aerospace and Defense	86,662	38.9	42,798	24.2	43,864	102.5
	$222,789	100.0%	$176,619	100.0%	$46,170	26.1%

	Year Ended December 31,				Change
	2019	% of Revenue	2018	% of Revenue	Amount	%
Industrial	$76,668	43.4%	$82,763	43.3%	$(6,095)	(7.4)%
Microfabrication	57,153	32.4	74,108	38.7	(16,955)	(22.9)
Aerospace and Defense	42,798	24.2	34,488	18.0	8,310	24.1
	$176,619	100.0%	$191,359	100.0%	$(14,740)	(7.7)%
The increase in Industrial market revenue for 2020 compared to 2019 was driven by increased unit sales and change in sales mix toward high-power fiber lasers. The decrease in Microfabrication market revenue for 2020 compared to 2019 was driven primarily by lower unit sales to customers for consumer electronics and semiconductors. The increase in Aerospace and Defense market revenue for 2020 compared to 2019 was primarily due to the acquisition of Nutronics, and an increase in unit sales to new and existing customers for defense applications.

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

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Year Ended December 31,				Change
	2020	% of Revenue	2019	% of Revenue	Amount	%
North America	$107,624	48.3%	$67,511	38.2%	$40,113	59.4%
China	70,882	31.8	64,134	36.3	6,748	10.5
Rest of World	44,283	19.9	44,974	25.5	(691)	(1.5)
	$222,789	100.0%	$176,619	100.0%	$46,170	26.1%

	Year Ended December 31,				Change
	2019	% of Revenue	2018	% of Revenue	Amount	%
North America	$67,511	38.2%	$70,694	36.9%	$(3,183)	(4.5)%
China	64,134	36.3	70,196	36.7	(6,062)	(8.6)
Rest of World	44,974	25.5	50,469	26.4	(5,495)	(10.9)
	$176,619	100.0%	$191,359	100.0%	$(14,740)	(7.7)%

Geographic revenue information is based on the location to which we deliver our products and services. The increase in North America revenue for 2020 compared to 2019 was primarily driven by the acquisition of Nutronics and increased sales in the Aerospace and Defense market, partially offset by decreased sales in the Microfabrication market. The increase in China revenue for 2020 compared to 2019 was primarily due to increased sales in the Industrial market. There was no significant change in Rest of World revenue for 2020 compared to 2019.

Changes in revenue by geographic region for 2019 compared to 2018 were driven by decreased revenue from the Industrial end market in China, and decreased revenue from the Microfabrication market in North America and Rest of World, partially offset by increased revenue from the Aerospace and Defense market in North America.

Cost of Revenues and Gross Margin
Cost of Laser Products revenue consists primarily of manufacturing materials, payroll, shipping and handling costs, tariffs and manufacturing-related overhead. We order materials and supplies based on backlog and forecasted customer orders. We expense all warranty costs and inventory provisions as cost of revenues. Cost of Advanced Development revenue consists of materials, labor, subcontracting costs, an allocation of indirect costs including overhead and general and administrative.

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Year Ended December 31, 2020
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$58,207	$2,778	$(1,621)	$59,364
Gross margin	31.5%	7.3%	NM	26.6%

	Year Ended December 31, 2019
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$53,247	$293	$(1,201)	$52,339
Gross margin	30.6%	11.4%	NM	29.6%

Year Ended December 31, 2018
Gross profit	$66,961
Gross margin	35.0%

The increase in Laser Products gross margin for 2020 compared to 2019 was primarily due to product cost improvements, higher production volume and factory utilization, and lower import duty costs, offset partially by overall price reductions in the Industrial market, increased reserve charges, and changes in sales mix. Changes in Advanced Development gross margin are driven by changes in project mix since the acquisition of Nutronics in November 2019. Most of the Advanced Development segment revenue in 2020 was generated from cost plus fixed fee research and development projects.

The decrease in gross margin in 2019 compared to 2018 was primarily due to price reductions in the Industrial market, lower production volume and factory utilization, and the negative impact of higher tariff costs, offset partially by product cost improvements. Since we operated only in the Laser Products segment prior to the acquisition of Nutronics in November 2019, no segment breakout is presented for the comparative period in 2018.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Year Ended December 31,		Change
	2020	2019	Amount	%
Research and development	$41,164	$28,137	$13,027	46.3%

	Year Ended December 31,		Change
	2019	2018	Amount	%
Research and development	$28,137	$21,054	$7,083	33.6%

The increase in research and development expense for 2020 compared to 2019 was driven primarily by increases in stock-based compensation costs of $6.4 million; purchased intangible amortization of $2.4 million from the Nutronics and OPI acquisitions in November 2019 and July 2020, respectively; and increased project-related costs to support our development efforts. The increase in research and development expense for 2019 compared to 2018 was driven primarily by increases in stock-based compensation of $2.0 million, increased headcount costs and higher project-related expenses to support our development efforts.

Sales, General and Administrative

	Year Ended December 31,		Change
	2020	2019	Amount	%
Sales, general, and administrative	$39,248	$34,111	$5,137	15.1%

	Year Ended December 31,		Change
	2019	2018	Amount	%
Sales, general, and administrative	$34,111	$28,844	$5,267	18.3%

The increase in sales, general and administrative expense for 2020 compared to 2019 was primarily driven by an increase in stock-based compensation costs of $8.9 million, partially offset by a decrease in executive cash compensation, lower professional fees and decreased marketing and travel costs due to COVID-19. The increase in sales, general and administrative expense for 2019 compared to 2018 was primarily driven by increased stock-based compensation of $2.2 million, increased compensation costs, acquisition costs, higher business insurance, increased professional fees, and other cost increases related to operating as a public company.

Interest Income, net

	Year Ended December 31,		Change
	2020	2019	Amount	%
Interest income, net	$78	$2,609	$(2,531)	(97.0)%

	Year Ended December 31,		Change
	2019	2018	Amount	%
Interest income, net	$2,609	$728	$1,881	258.4%

The decrease in interest income, net, for 2020 compared to 2019 was primarily attributable to lower balances in our money market funds coupled with a decrease in the market rates on those funds.

The increase in interest income, net, for 2019 compared to 2018 was primarily due to interest income generated on the cash we received from our initial and follow-on public offerings in 2018, and a reduction in interest expense on our loan facilities, which were paid off as of December 31, 2018.

Other Income (Expense), net

	Year Ended December 31,		Change
	2020	2019	Amount	%
Other income (expense), net	$378	$535	$(157)	(29.3)%

	Year Ended December 31,		Change
	2019	2018	Amount	%
Other income (expense), net	$535	$(253)	$788	311.5%

The decrease in other income (expense), net, in 2020 compared to 2019 was primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations. The increase in other income (expense), net for 2019 compared to 2018 was primarily due to an increase in gain on sales of assets and lower net unrealized and realized foreign currency exchange losses.

Income Tax Expense

	Year Ended December 31,		Change
	2020	2019	Amount	%
Income tax expense	$340	$6,119	$(5,779)	(94.4)%

	Year Ended December 31,		Change
	2019	2018	Amount	%
Income tax expense	$6,119	$3,600	$2,519	70.0%

The decrease in tax expense for 2020 compared to 2019 was primarily related to recording a valuation allowance against our China deferred tax assets due to uncertainty with respect to their ultimate realizability in 2019, offset partially in 2020 by changes in the mix of earnings by tax jurisdiction, and the recording of a purchase accounting adjustment in 2020 related to not making a tax election to treat the Nutronics share purchase as an asset purchase for tax purposes. Our 2020 tax expense is impacted by the geographic location of our pre-tax book income and is primarily related to our operations in Finland and foreign withholding taxes on undistributed earnings. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

The increase in tax expense for 2019 compared to 2018 was primarily related to recording a valuation allowance against our China deferred tax assets due to uncertainty with respect to their ultimate realizability, and driven by the change in the jurisdictional mix of earnings, which reflects an increase in income from our U.S. operations compared to a decrease in foreign earnings. There is limited tax expense associated with our operations in the U.S. as we maintain a full valuation allowance against our U.S. deferred tax assets.

Liquidity and Capital Resources

We had cash and cash equivalents of $102.3 million and $117.3 million as of December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, our principal uses of liquidity were to acquire plant and equipment, including a commercial property in Camas, Washington, and fund our working capital needs. Our principal sources of liquidity for the year ended December 31, 2020 have been the cash flows from operations. In addition, $15 million of proceeds was drawn from our revolving line of credit in the first quarter of 2020 and repaid in full during the third quarter of 2020.

We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may raise additional capital to expand the commercialization of our products, fund our operations, further our research and development activities or for other corporate purposes. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$13,041	$(4,241)	$3,376
Net cash used in investing activities	(24,539)	(30,404)	(11,679)
Net cash provided by (used in) financing activities	(3,767)	2,452	121,301
Effect of exchange rate changes on cash	545	(33)	(166)
Net increase (decrease) in cash	$(14,720)	$(32,226)	$112,832

Net Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2020, net cash provided by operating activities was $13.0 million, which was primarily driven by $20.9 million of net loss reported for the period, and non‑cash adjustments of $42.1 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by a $6.9 million increase in inventory and changes in other operating assets and liabilities. The increase in inventory supported new product introductions, decreased customer lead times and increased safety stock.
During the year ended December 31, 2019, net cash used in operating activities was $4.2 million, which was primarily driven by $12.9 million of net loss reported in the period, and non-cash adjustments of $21.9 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by an increase in inventory of $10.7 million and changes in other operating assets and liabilities.
During the year ended December 31, 2018, net cash provided by operating activities was $3.4 million, which was primarily driven by $13.9 million of net income reported in the period, and non-cash adjustments of $11.8 million related to depreciation, amortization, stock-based compensation, and other items. These items were offset by increases of $13.7 million in accounts receivable, $6.1 million in inventory, and $2.5 million in prepaids and other current assets.

Net Cash Used in Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $24.5 million, including $23.4 million of capital expenditures primarily related to acquisition of commercial property in Camas, Washington, and investments in manufacturing equipment for our worldwide operations.

During the year ended December 31, 2019, net cash used in investing activities was $30.4 million, which included $17.4 million for the acquisition of Nutronics, and $13.6 million of capital expenditures related to investments in manufacturing equipment for our worldwide operations, and investments in our patent portfolio.

During the year ended December 31, 2018 net cash used in investing activities was $11.7 million, which was primarily due to capital expenditures related to investments in manufacturing equipment and facilities, as well as investments in our patent portfolio.

Net Cash Provided by (Used in) Financing Activities

During the year ended December 31, 2020, net cash used in financing activities was $3.8 million, which was primarily driven by $6.4 million of withholding tax payments related to vesting of restricted stock awards, partially offset by $2.8 million of proceeds from stock options exercised and employee stock plan purchases. In addition, the $15.0 million in proceeds from our revolving line of credit drawn in the first quarter of 2020 was paid in full during the third quarter of 2020.

During the year ended December 31, 2019, net cash provided by financing activities was $2.5 million, which was primarily driven by $3.0 million of proceeds from stock options exercised and employee stock plan purchases, partially offset by $0.5 million of withholding tax payments related to vesting of restricted stock awards.

During the year ended December 31, 2018, net cash provided by financing activities was $121.3 million, which was primarily driven by $138.3 million of net proceeds related to our initial and follow-on public offerings.

Credit Facilities

We have a $40.0 million revolving line of credit with Pacific Western Bank, which is secured by our assets and expires in September 2021. Interest on the line of credit is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of December 31, 2020 and 2019, no amounts were outstanding under the line of credit, and we were in compliance with all covenants under the loan agreement.

Contractual Obligations
The following table sets forth a summary of our significant contractual obligations to make future payments in cash as of December 31, 2020 (in thousands):

	Payments Due by Year
	2021	2022	2023	2024	2025	Thereafter	Total
Purchase commitments	32,646	—	—	—	—	—	32,646
Lease obligations	2,646	2,064	1,604	1,557	1,118	5,911	14,900
Debt obligations	222	96	62	8	11	—	399
Total	$35,514	$2,160	$1,666	$1,565	$1,129	$5,911	$47,945

Critical Accounting Policies and Significant Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that our significant accounting policies, which are discussed in the footnotes to our consolidated financial statements, and the accounting policies discussed below, involve a greater degree of complexity, involving management's judgments and estimates. Accordingly, these are the policies we believe are critical to understanding our financial condition and historical and future results of operations:

•revenue recognition
•inventory; and
•income taxes

Revenue Recognition

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments, using the cumulative effect method with a date of initial application of January 1, 2019. As such, the comparative period information from 2018 has not been adjusted and continues to be reported under ASC 605 “Revenue Recognition.” The impact of adoption was immaterial, and we expect the impact of the adoption of the new standard to be immaterial to the consolidated financial statements on an ongoing basis. A majority of our revenue continues to be recognized at a point in time when control transfers based on the terms of the underlying contract. Revenue from our cost plus fixed fee research and development contracts are recognized over time.

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

Revenues recognized at a point in time consist of sales of semiconductor lasers, fiber lasers and other related products. Revenues recognized over time generally consist of development arrangements that are structured based on our costs incurred. Because control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer.  Billing under these arrangements generally occurs within one month after the work is completed.

Inventory

Inventory is stated at the lower of average cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) and net realizable value. Inventory includes raw materials and components that may be specialized in nature and subject to obsolescence. On a quarterly basis, we review inventory quantities on hand in comparison to our past consumption, recent purchases, and other factors to determine what inventory quantities, if any, may not be sellable. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Income Taxes

The determination of our tax provision is dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. The calculation of tax liabilities involves judgment in estimating the impact of uncertainties in the application of complex tax laws. We believe we have adequately reserved for our uncertain tax positions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome for these matters is different than the amounts recorded, such differences may impact the provision for income taxes in the period in which such determination is made. We provide a valuation allowance for deferred tax assets when we do not consider realization of such assets to be more likely than not. Due to uncertainty with respect to ultimate realizability of U.S. and China deferred tax assets driven by our historical net operating losses in those regions, we have a full valuation allowance against the U.S. and China deferred tax assets as of December 31, 2020 and 2019.

We file income tax returns in the U.S. federal jurisdiction, various states and various foreign jurisdictions. At December 31, 2020, our tax years 2017 through 2020, 2016 through 2020, and 2010 through 2020, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts. We are not currently under federal, state, or foreign examination by any tax authority.

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

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

We had cash and cash equivalents of $102.3 million as of December 31, 2020. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates due to the short‑term nature of these assets.

We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a $40.0 million revolving credit facility. As of December 31, 2020, we had no outstanding principal amount under the revolving loan facility. Borrowings under the Revolving Credit Facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from adjusted LIBOR plus 1.35% to 2.25%, or prime rate minus 1.40% to 0.50%.

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

At December 31, 2020, our foreign currency exposure was related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.4 million. Foreign exchange rate gains or losses on foreign investments as of December 31, 2020 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

nLIGHT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
nLIGHT, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of nLIGHT, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired OPI Photonics S.r.l. (“OPI”) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, OPI’s internal control over financial reporting associated with total assets of $0.9 million and total revenues of $0.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of OPI.

Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020, due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases, and related amendments.

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of January 1, 2019, due to the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Excess and obsolete inventory

As discussed in Note 7 to the consolidated financial statements, the Company’s inventories were $54.7 million as of December 31, 2020. The Company records its inventories at the lower of average cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of existing inventory quantities compared to past consumption and recent purchases to determine what inventory quantities, if any, may not be sold. Based on this analysis, the Company writes down the affected inventory value for any estimated excess and/or obsolete inventory.

We identified the assessment of the value of excess and obsolete inventory as a critical audit matter. Complex auditor judgment was required to evaluate the assumptions used to estimate future consumption of inventory, including whether past consumption and recent purchases were indicative of future consumption, due to the dynamic business environment the Company competes in, which is characterized by rapid technology and product evolution.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s excess and obsolete inventory process, including controls over the assumptions used to estimate future consumption of inventory. We evaluated the assumptions used to estimate future consumption by: (1) inquiring of relevant Company personnel and reviewing communications between the Company and its customers in order to identify relevant changes to the Company’s business environment as it relates to key customers and product lines, and evaluating whether changes to key customers or product lines were properly assessed by the Company in determining the value of excess and obsolete inventory, (2) selecting a sample of inventory items and for each sample selection, agreeing the historical consumption and historical purchases to underlying documents and evaluating whether the historical data accurately supported the Company’s assumptions regarding future consumption based on changes to the Company’s business environment, and (3) performing a retrospective review of prior year inventory adjustments and analyzing current year sales for identified excess and obsolete inventories to evaluate the Company’s ability to accurately estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 2003.

Portland, Oregon
February 26, 2021

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)

	As of
	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$102,282	$117,252
Accounts receivable, net of allowances of $367 and $269	31,820	27,126
Inventory	54,706	46,131
Prepaid expenses and other current assets	11,767	8,084
Total current assets	200,575	198,593
Restricted cash	291	41
Lease right-of-use assets	12,302	—
Property, plant and equipment, net of accumulated depreciation of $66,262 and $58,633	44,480	27,747
Intangible assets, net of accumulated amortization of $6,280 and $3,150	8,345	10,006
Goodwill	12,484	9,872
Other assets, net	5,167	3,707
Total assets	$283,644	$249,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,057	$12,700
Accrued liabilities	15,321	11,605
Deferred revenues	2,528	679
Current portion of lease liabilities	2,273	—
Current portion of long-term debt	184	51
Total current liabilities	41,363	25,035
Non-current income taxes payable	7,556	6,429
Long-term lease liabilities	10,375	—
Long-term debt	215	—
Other long-term liabilities	4,221	1,894
Total liabilities	63,730	33,358
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 39,793 shares issued and outstanding at December 31, 2020, and 38,084 shares issued and outstanding at December 31, 2019	15	15
Additional paid-in capital	358,544	336,732
Accumulated other comprehensive loss	(259)	(2,685)
Accumulated deficit	(138,386)	(117,454)
Total stockholders’ equity	219,914	216,608
Total liabilities and stockholders’ equity	$283,644	$249,966

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Products	$184,841	$174,059	$191,359
Development	37,948	2,560	—
Total revenue	222,789	176,619	191,359
Cost of revenue:
Products	128,255	122,013	124,398
Development	35,170	2,267	—
Total cost of revenue	163,425	124,280	124,398
Gross profit	59,364	52,339	66,961
Operating expenses:
Research and development	41,164	28,137	21,054
Sales, general, and administrative	39,248	34,111	28,844
Total operating expenses	80,412	62,248	49,898
Income (loss) from operations	(21,048)	(9,909)	17,063
Other income (expense):
Interest income, net	78	2,609	728
Other income (expense), net	378	535	(253)
Income (loss) before income taxes	(20,592)	(6,765)	17,538
Income tax expense	340	6,119	3,600
Net income (loss)	$(20,932)	$(12,884)	$13,938
Less: Income allocated to participating securities	—	—	(4,415)
Net income (loss) attributable to common stockholders	$(20,932)	$(12,884)	$9,523
Net income (loss) per share, basic	$(0.55)	$(0.35)	$0.38
Net income (loss) per share, diluted	$(0.55)	$(0.35)	$0.32
Shares used in per share calculations:
Basic	38,367	37,119	24,862
Diluted	38,367	37,119	29,959

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(20,932)	$(12,884)	$13,938
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,426	(528)	(1,438)
Comprehensive income (loss)	$(18,506)	$(13,412)	$12,500

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	24,642	$12	2,979	$2	$180,657	$(719)	$(118,669)	$61,283
Net income	—	—	—	—	—	—	13,938	13,938
Conversion of convertible preferred stock to common stock	(24,642)	(12)	24,642	12	—	—	—	—
Issuance of common stock pursuant to initial public offering	—	—	6,900	1	100,947	—	—	100,948
Issuance of common stock pursuant to follow-on offering	—	—	1,520	—	37,885	—	—	37,885
Issuance of common stock pursuant to exercise of warrants	—	—	160	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	387	—	362	—	—	362
Issuance and conversion of restricted stock awards and units	—	—	117	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,805	—	—	4,805
Cumulative translation adjustment, net of tax	—	—	—	—	—	(1,438)	—	(1,438)
Balance, December 31, 2018	—	$—	36,705	$15	$324,656	$(2,157)	$(104,731)	$217,783
Cumulative effect adjustment due to adoption of ASU 2018-07	—	—	—	—	(161)	—	161	—
Net loss	—	—	—	—	—	—	(12,884)	(12,884)
Issuance of common stock pursuant to exercise of stock options	—	—	868	—	1,560	—	—	1,560
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	—	—	428	—	(524)	—	—	(524)
Issuance of common stock under the Employee Stock Purchase Plan	—	—	83	—	1,471	—	—	1,471
Stock-based compensation	—	—	—	—	9,730	—	—	9,730
Cumulative translation adjustment, net of tax	—	—	—	—	—	(528)	—	(528)
Balance, December 31, 2019	—	$—	38,084	$15	$336,732	$(2,685)	$(117,454)	$216,608
Net loss	—	—	—	—	—	—	(20,932)	(20,932)
Issuance of common stock pursuant to exercise of stock options	—	—	862	—	1,375	—	—	1,375
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	—	—	769	—	(6,420)	—	—	(6,420)
Issuance of common stock under the Employee Stock Purchase Plan	—	—	78	—	1,393	—	—	1,393
Stock-based compensation	—	—	—	—	25,464	—	—	25,464
Cumulative translation adjustment, net of tax	—	—	—	—	—	2,426	—	2,426
Balance, December 31, 2020	—	$—	39,793	$15	$358,544	$(259)	$(138,386)	$219,914

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(20,932)	$(12,884)	$13,938
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,710	6,583	5,867
Amortization	5,975	2,981	2,421
Reduction in carrying amount of right-of-use assets	2,916	—	—
Provision for losses on accounts receivable	88	83	22
Stock-based compensation	25,464	9,730	4,805
Deferred income taxes	(11)	3,041	(1,307)
(Gain) loss on disposal of assets	—	(483)	12
Loss on debt extinguishment	—	—	12
Changes in operating assets and liabilities:
Accounts receivable, net	(4,009)	(395)	(13,734)
Inventory	(6,937)	(10,670)	(6,145)
Prepaid expenses and other current assets	(3,442)	(111)	(2,483)
Other assets	(3,463)	(2,669)	(2,221)
Accounts payable	7,306	844	172
Accrued and other long-term liabilities	2,269	92	(310)
Deferred revenues	1,800	(178)	(215)
Lease liabilities	(2,820)	—	—
Non-current income taxes payable	1,127	(205)	2,542
Net cash provided by (used in) operating activities	13,041	(4,241)	3,376
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(190)	(17,400)	—
Purchases of property, plant and equipment	(23,416)	(12,403)	(10,582)
Capitalization of patents	(933)	(1,229)	(1,132)
Proceeds from sale of assets	—	628	35
Net cash used in investing activities	(24,539)	(30,404)	(11,679)
Cash flows from financing activities:
Proceeds from term loan and debt financing	15,000	—	16,053
Principal payments on term loan, debt and financing leases	(15,115)	(55)	(33,417)
Proceeds from public offerings, net of offering costs	—	—	138,303
Proceeds from employee stock plan purchases	1,393	1,471	—
Proceeds from stock option exercises	1,375	1,560	362
Tax payments related to stock award issuances	(6,420)	(524)	—
Net cash provided by (used in) financing activities	(3,767)	2,452	121,301
Effect of exchange rate changes on cash	545	(33)	(166)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,720)	(32,226)	112,832
Cash, cash equivalents, and restricted cash, beginning of period	117,293	149,519	36,687
Cash, cash equivalents, and restricted cash, end of period	$102,573	$117,293	$149,519
Supplemental disclosures:
Cash received (paid) for interest	$311	$2,802	$(941)
Cash paid for income taxes	647	2,335	3,665
Accrued purchases of property, equipment and patents	788	828	577
Accrued acquisition consideration	1,441	—	—
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$15,127	$—	$—
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of nLIGHT, Inc. and its wholly owned subsidiaries (collectively, nLIGHT or the Company). The wholly owned subsidiaries are Arbor Photonics, LLC, nLIGHT Cayman Ltd., nLIGHT Laser Technology (Shanghai) Co. Ltd, nLIGHT Oy (Finland), nLIGHT Korea Inc., Nutronics, Inc., and OPI Photonics S.r.l. All intercompany balances have been eliminated.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted (GAAP) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to inventory valuation, allowances for doubtful accounts, warranty, sales return reserves and the recoverability of long-lived assets. Management of the Company bases its estimates on historical experience and on various other assumptions. Actual results could differ from those estimates.

Revenue Recognition
See Note 3 for a detailed description of the Company's revenue recognition policies.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents included $75.7 million and $96.7 million of highly liquid investments at December 31, 2020 and 2019, respectively. Cash equivalents are carried at cost, which approximates market.

Inventory
See Note 7 for a detailed description of the Company's inventory accounting policies.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Improvements and replacements are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight‑line method over the estimated useful life of each asset, generally 2 to 12 years for property and equipment, and 30 years for buildings. Land is not depreciated.

Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. The Company performs an annual impairment review of goodwill in the fourth quarter of each year using either a qualitative assessment or a quantitative goodwill impairment test. If the qualitative assessment is selected and determines that the fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. If a quantitative test is determined necessary and an impairment is indicated, the impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on qualitative assessments performed in fiscal years 2020, 2019 and 2018, the fair values of the Laser Products and Advanced Development reporting units exceeded their carrying values, and no impairment charges were recorded. See Note 10 for additional information.

Intangible Assets
Definite-lived intangible assets consist of acquisition-related development programs, developed technology, and intellectual property. The intangible assets are being amortized using the straight-line method over periods of 2 to 5 years, which reflect the pattern in which economic benefits of the assets are expected to be realized. See Note 10 for additional information.

Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long‑lived assets recorded for the years ended December 31, 2020, 2019 and 2018.

Leases
See Note 15 for a detailed description of the Company's lease accounting policies.

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
Translation of Foreign Currencies
The Company’s international subsidiaries use their local currency as their functional currency. The financial statements of the international subsidiaries are translated to their U.S. dollar equivalents at end‑of‑period currency exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Realized and unrealized foreign currency gains or losses, net are recorded in other expense within the consolidated statements of operations. Realized and unrealized foreign currency gains and losses were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Realized foreign currency loss	$98	$575	$734
Unrealized foreign currency (gain) loss	(171)	(381)	124

New Accounting Pronouncements

ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), in February 2016. ASU 2016-02 requires the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for virtually all leases, other than leases that meet the definition of short-term. ASU 2016-02 was amended in July 2018, March 2019 and February 2020. The Company adopted ASU 2016-02, as amended, on January 1, 2020 using the modified transition approach, resulting in the recognition of operating lease ROU assets and lease liabilities of $7.6 million and $7.9 million, respectively. Refer to Note 15 for additional information.

ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-03
The FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in June 2016. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the new standard requires that the income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 was amended in November 2018, April 2019 and March 2020. ASU 2016-13, as amended, is effective for the Company's interim and annual reporting periods beginning after December 15, 2020. An entity will apply the new standard, as amended, using a modified-retrospective approach and record a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect its adoption of ASU 2016-13, as amended to have a material impact on the Company's financial position, results of operations and cash flows.

ASU 2019-12
The FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in December 2019. ASU 2019-12 removes certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company's interim and annual reporting periods beginning after December 15, 2020. An entity will apply the new standard on the retrospective, modified retrospective or prospective basis, depending on the amendment. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect its adoption of ASU 2019-12 to have a material impact on the Company's financial position, results of operations and cash flows.

ASU 2020-04
The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, in March 2020. ASU 2020-04 provides optional practical expedients and exceptions for applying U.S. GAAP to contracts and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities for the period March 12, 2020 through December 31, 2022, and will not apply to contract modifications made after December 31, 2022. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. Adoption of the ASU as of its effective date had no material impact on the Company's financial position, results of operations and cash flows.

Note 2 - Acquisitions
OPI
On July 30, 2020, the Company acquired the outstanding shares of OPI Photonics S.r.l. (OPI), an Italian limited liability company, for cash consideration of approximately $1.6 million. Approximately $0.2 million was paid at closing with the remaining $1.4 million to be paid over the next 24 months. Located in Turin, Italy, OPI develops high power multi-emitter laser diode sources and innovative devices for kilowatt fiber laser beam management, including beam collimation, coupling and switching.

The acquisition price was allocated to $0.7 million of tangible and $1.2 million of identified intangible assets acquired and $1.0 million of liabilities assumed as of the acquisition date based upon their respective fair values. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents $0.8 million of goodwill resulting from the acquisition. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions as of the reporting date and are considered preliminary. Changes to amounts recorded as assets or liabilities may result in corresponding adjustments to goodwill. The intangible assets acquired, developed technology, have a weighted-average useful life of 5 years.

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

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions, including future tax elections, as of the reporting date and are considered final. During the year ended December 31, 2020, updated information primarily related to a 2020 tax election resulted in an increase to deferred taxes and other liabilities acquired of approximately $1.8 million and a corresponding adjustment to goodwill. The purchase price allocation is now final. The table below summarizes the assets acquired and liabilities assumed at the acquisition date for the year ended December 31, 2020 (in thousands):

Amounts
Cash	$33
Accounts receivable	635
Contract assets	456
Inventory	255
Other current assets	201
Property, plant and equipment	1,019
Security deposits	46
Tangible assets acquired	2,645

Accounts payable	(278)
Other liabilities	(574)
Deferred revenue	(141)
Deferred taxes	(1,667)
Liabilities assumed	(2,660)
Total tangible assets acquired and liabilities assumed	(15)
Intangible assets	7,200
Goodwill	10,248
Net assets acquired	$17,433

The intangible assets as of the November 14, 2019 acquisition date were as follows (in thousands):

	Amount	Weighted-Average Useful Life (in years)
Development programs	$7,200	3.1

Pro forma financial information has not been provided for the purchase as it was not material to the Company’s overall financial position.

Note 3 - Revenue

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments, using the cumulative effect method with a date of initial application of January 1, 2019. As such, the comparative period information has not been adjusted and continues to be reported under ASC 605 “Revenue Recognition.” The impact of adoption was immaterial, and we expect the impact of the adoption of the new standard to be immaterial to the consolidated financial statements on an ongoing basis. A majority of our revenue continues to be recognized at a point in time when control transfers based on the terms of the underlying contract. Revenue from our cost plus fixed fee research and development contracts are recognized over time.

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

Revenues recognized at a point in time consist of sales of semiconductor lasers, fiber lasers and other related products. Revenues recognized over time generally consist of development arrangements that are structured based on our costs incurred. Because control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer.  Billing under these arrangements generally occurs within one month after the work is completed.

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Year Ended December 31,
	2020	2019	2018
Industrial	$84,478	$76,668	$82,763
Microfabrication	51,649	57,153	74,108
Aerospace and Defense	86,662	42,798	34,488
	$222,789	$176,619	$191,359

Sales by Geography

	Year Ended December 31,
	2020	2019	2018
North America	$107,624	$67,511	$70,694
China	70,882	64,134	70,196
Rest of World	44,283	44,974	50,469
	$222,789	$176,619	$191,359

Sales by Timing of Revenue

	Year Ended December 31,
	2020	2019	2018
Point in time	$185,215	$168,699	$185,989
Over time	37,574	7,920	5,370
	$222,789	$176,619	$191,359

The Company's contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2020	2019
Contract assets	Prepaid expenses and other current assets	$5,680	$2,449
Contract liabilities	Deferred revenue and Other long-term liabilities	2,985	881

During the years ended December 31, 2020 and 2019, the Company recognized revenue of $0.4 million and $1.2 million, respectively, that was included in the deferred revenue balances at the beginning of the periods as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of the Company's revenues for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Quick Laser Technology Co., Ltd.	12%	11%	13%
Raytheon Technologies	12%	13%	(1)
U.S. Government	15%	(1)	(1)
(1) Represents less than 10% of total revenues

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2020 and December 31, 2019, two customers accounted for approximately 43% and 48%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable in either of these periods.

Note 5 - Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write‑off experience and knowledge of any applicable circumstances.
Activity related to the allowance for doubtful accounts was as follows for the periods presented (in thousands):

	2020	2019
Allowance for doubtful accounts, beginning	$269	$303
Provision for losses on accounts receivable	88	83
Recoveries and (write-offs)	10	(117)
Allowance for doubtful accounts, ending	$367	$269

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
The Company’s financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. The Company's fair value hierarchy for its financial instruments consists of cash equivalents as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market securities	$74,084	$—	$—	$74,084
Commercial paper	1,584	—	—	1,584
Total	$75,668	$—	$—	$75,668

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market securities	$94,260	$—	$—	$94,260
Commercial paper	2,401	—	—	2,401
Total	$96,661	$—	$—	$96,661

Note 7 - Inventory
Inventory is stated at the lower of average cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) and net realizable value. Inventory includes raw materials and components that may be specialized in nature and subject to obsolescence. On a quarterly basis, we review inventory quantities on hand in comparison to our past consumption, recent purchases, and other factors to determine what inventory quantities, if any, may not be sellable. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Inventory consisted of the following (in thousands):

	As of December 31,
	2020	2019
Raw materials	$21,410	$16,643
Work in process and semi-finished goods	21,320	17,723
Finished goods	11,976	11,765
	$54,706	$46,131

Note 8 - Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	As of December 31,
	2020	2019
Contract assets	$5,680	$2,449
Prepaid tax and duties	2,018	3,090
Prepaid expenses	1,417	1,688
Value-added tax receivable, net	308	468
Vendor prepayments	2,274	164
Other	70	225
	$11,767	$8,084

Note 9 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

		As of December 31,
	Useful life (years)	2020	2019
Automobile	3	$34	$—
Computer hardware and software	3-5	4,840	4,764
Manufacturing and lab equipment	2-7	69,849	59,395
Office equipment and furniture	5-7	1,605	1,462
Leasehold and building improvements	2-12	21,934	20,759
Buildings	30	9,081	—
Land	N/A	3,399	—
		110,742	86,380
Accumulated depreciation		(66,262)	(58,633)
		$44,480	$27,747

On March 31, 2020, the Company purchased a commercial property in Camas, Washington that consists of approximately 21 acres of land and two buildings with approximately 165,000 square feet of office space, clean rooms and manufacturing space. The property was purchased "as is," and the Company intends to use the property as its new headquarters following the completion of certain renovations and modifications.

Note 10 - Intangible Assets and Goodwill
Intangibles
The details of amortizing intangible assets are as follows (in thousands, except for estimated useful lives):

	Estimated useful life (in years)	As of December 31,
		2020	2019
Patents	3 - 5	$6,199	$5,956
Development programs	2 - 4	7,200	7,200
Developed technology	5	1,226	—
		14,625	13,156
Accumulated amortization		(6,280)	(3,150)
		$8,345	$10,006

Estimated amortization expense for future years is as follows (in thousands):

2021	$3,889
2022	2,330
2023	1,648
2024	342
2025	136
$8,345

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2019	$1,388	$8,484	$9,872
Business acquisition	814	—	814
Purchase accounting adjustment	—	1,764	1,764
Currency exchange rate adjustment	34	—	34
Balance, December 31, 2020	$2,236	$10,248	$12,484

See Note 2 for details related to goodwill for the Nutronics and OPI acquisitions.

Note 11 - Other Assets
Other assets consisted of the following (in thousands):

	As of December 31,
	2020	2019
Demonstration assets, net	$2,598	$1,824
Deferred tax assets, net	69	72
Other	2,500	1,811
	$5,167	$3,707

Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years. Amortization expense was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$2,166	$1,873	$1,821

Note 12 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2020	2019
Accrued payroll and benefits	$10,770	$8,208
Product warranty, current	2,122	1,683
Income tax payable	401	155
Other accrued expenses	2,028	1,559
	$15,321	$11,605

Note 13 - Product Warranties
The Company provides warranties on certain products and records a liability for the estimated future costs associated with warranty claims at the time revenue is recognized.  The warranty liability is based on historical experience, any specifically identified failures, and its estimate of future costs.

Product warranty liability activity was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Product warranty liability, beginning	$2,984	$4,555
Warranty charges incurred, net	(3,425)	(2,382)
Provision for warranty charges, net of adjustments	5,052	811
Acquired warranty	100	—
Product warranty liability, ending	$4,711	$2,984
Less: current portion of product warranty liability	(2,122)	(1,683)
Non-current portion of product warranty liability	$2,589	$1,301

Note 14 - Commitments and Contingencies

Leases
See Note 15.

Credit Facilities
The Company has a $40.0 million revolving line of credit (LOC) with Pacific Western Bank which is secured by its assets and expires in September 2021. Interest on the LOC is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the Prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of December 31, 2020 and 2019, no amounts were outstanding under the LOC, and the Company was in compliance with all covenants under the loan agreement.

Contingencies
Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company becomes involved in various legal proceedings and claims incidental to normal business activities. As of December 31, 2020, the Company believes these matters will not have a material adverse effect on the consolidated financial statements.

Note 15 - Leases

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

Lease Accounting
The Company leases real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as its corporate headquarters located in Vancouver, Washington. Facilities-related operating leases have remaining terms of 0.1 to 14.4 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.2 to 5.4 years. These leases are primarily operating leases; financing leases are not material. The Company did not include any renewal options in its lease terms for calculating the lease liabilities as the Company is not reasonably certain it will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 9.0 years at December 31, 2020, and the weighted-average discount rate was 3.5%. The Company had deposits on leased facilities of $0.5 million and $0.6 million as of December 31, 2020 and 2019, respectively, related primarily to its facilities in China and the U.S.

The components of lease expense related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Lease expense:
Operating lease expense	$3,052	$3,199	$3,070
Short-term lease expense	242	—	—
Variable and other lease expense	503	—	—
	$3,797	$3,199	$3,070

Future minimum payments under our non-cancelable lease obligations were as follows as of December 31, 2020 (in thousands):

2021	$2,646
2022	2,064
2023	1,604
2024	1,557
2025	1,118
Thereafter	5,911
Total minimum lease payments	14,900
Less: interest	(2,252)
Present value of net minimum lease payments	12,648
Less: current portion of lease liabilities	(2,273)
Total long-term lease liabilities	$10,375

Note 16 - Income Taxes
Income (loss) before income taxes was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(28,963)	$(14,298)	$10,901
Foreign	8,371	7,533	6,637
Income (loss) before income taxes	$(20,592)	$(6,765)	$17,538

Income tax provision was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax expense (benefit):
State	$21	$(1)	$9
Foreign	2,209	3,130	5,032
Current tax expense	2,230	3,129	5,041
Deferred tax expense (benefit):
Federal	(1,603)	4	—
State	(60)	—	—
Foreign	(227)	2,986	(1,441)
Deferred tax expense (benefit)	(1,890)	2,990	(1,441)
Income tax expense	$340	$6,119	$3,600

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 21% to the loss before income taxes as a result of the following differences (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax computed at federal statutory rate	$(4,324)	$(1,347)	$3,683
State tax, net of federal tax benefit	(209)	(133)	27
Permanent items	477	(1,493)	545
Stock compensation	(2,669)	(1,241)	(497)
Foreign dividends and unremitted earnings	726	(352)	159
Foreign rate differential	501	(308)	(347)
Rate change due to tax reform	1,563	125	2,819
Federal credits	(639)	(611)	(619)
Tax contingencies, net of reversals	(677)	1,888	2,140
Return to provision	(2,242)	(379)	(323)
Other	(112)	28	(717)
Valuation allowance	7,945	9,942	(3,270)
Income tax expense	$340	$6,119	$3,600

The income tax expense recorded primarily relates to operations in China and Finland, which have income tax rates of 25% and 20%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$28,718	$23,114	$16,407
Research and alternative minimum tax credits	5,583	5,022	4,501
Accrued expenses and other	5,648	3,671	2,806
Lease liabilities	2,547	—	—
Inventory	5,181	3,456	4,248
Property and equipment	—	887	1,334
Total gross deferred tax assets	47,677	36,150	29,296
Less: valuation allowance	(43,647)	(35,545)	(25,603)
Total deferred tax assets	4,030	605	3,693
Deferred tax liabilities:
Property and equipment	(3)	—	—
Intangible assets	(1,490)	(537)	(579)
Right-of-use assets	(2,468)	—	—
Total deferred tax liabilities	(3,961)	(537)	(579)
Net deferred tax assets	$69	$68	$3,114

Net deferred tax assets of $0.1 million, $0.1 million, and $3.1 million as of December 31, 2020, 2019 and 2018, respectively, are included in other assets within the consolidated balance sheets.

In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to uncertainty with respect to ultimate realizability of deferred tax assets, the Company has provided a valuation allowance against the U.S. and China deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2020, 2019 and 2018 were increases of $8.1 million and $9.9 million and a decrease of $3.3 million, respectively.

At December 31, 2020, the Company has U.S., China and state net operating loss (NOL) carryforwards of $119.1 million, $11.8 million and $16.5 million, respectively. These carryforwards will expire from 2023 to 2040 if not used by the Company to reduce income taxes payable in future periods. The Company has U.S. research and development credit carryforwards of $6.7 million. These carryforwards will begin to expire between 2021 and 2040 if not used by the Company to reduce income taxes payable in future periods.

Utilization of NOL carryforwards, credit carryforwards and certain deductions have been subject to annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, (collectively, the IRC) and similar state provisions. Under Sections 382 and 383 of the IRC, substantial changes in the Company's ownership have required the Company to limit the amount of net operating loss and research and development credit carryforwards that were previously available to offset future taxable income. The Company performed a Section 382 analysis in 2018, and has had three "change in ownership" events that limit the utilization of NOL carryforwards. The "change in ownership" events occurred twice in August of 2000 and in January of 2001, and resulted in NOL carryforward limitations of $17 thousand, $52 thousand, and $459 thousand, respectively. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

The following table presents a reconciliation of the changes in the unrecognized tax benefit (in thousands):

Balance at December 31, 2017	$2,517
Additions based on tax positions related to the current year	3,398
Additions for tax positions of prior years	92
Reductions for tax positions of prior years	(49)
Reductions as a result of a lapse of applicable statute of limitations	(5)
Other	(66)
Balance at December 31, 2018	$5,887
Additions based on tax positions related to the current year	2,925
Additions for tax positions of prior years	2
Reductions as a result of a lapse of applicable statute of limitations	(22)
Other	(52)
Balance at December 31, 2019	$8,740
Additions based on tax positions related to the current year	132
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	(1,285)
Reductions as a result of a lapse of applicable statute of limitations	(53)
Other	321
Balance at December 31, 2020	$7,859

At December 31, 2020, the Company has $7.9 million of unrecognized tax benefits (excluding interest and penalties). Of this amount, $3.7 million is recorded in non-current income taxes payable and $4.2 million is recorded as an offset to non-current deferred tax assets on the accompanying consolidated balance sheet. The $4.2 million of unrecognized tax benefits in non-current deferred tax assets is entirely offset by a full valuation allowance in both the U.S. and China. Of the Company's unrecognized tax benefits, $3.7 million, if recognized, would impact the effective tax rate. At December 31, 2019, the Company had recorded $3.5 million of unrecognized tax benefits in non-current income taxes payable and $5.3 million of unrecognized tax benefits recognized as an offset to noncurrent deferred tax assets on the accompanying consolidated balance sheet. The Company does not expect a significant decrease to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has recognized penalties and interest during the years ended December 31, 2020, 2019 and 2018, of $0.5 million, $0.3 million, and $0.4 million, respectively. At December 31, 2020 and 2019, interest and penalties associated with unrecognized tax benefits were $2.1 million and $1.6 million, respectively.

At December 31, 2020, the Company's tax years 2017 through 2020, 2016 through 2020, and 2010 through 2020, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and to make adjustments up to the net operating loss and credit carryforward amounts. The Company is not currently under federal, state, or foreign examination.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and signed into law in response to COVID-19. The CARES Act, among other things, included several significant provisions that impacted corporate taxpayers’ accounting for income taxes. Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback NOLs, and permitted the NOLs arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules, suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. Also, the CARES Act allows companies to defer making certain payroll tax payments until future years. With the enactment of the CARES Act, the Company deferred payment of certain payroll taxes for up to two years, creating a deferred tax asset. The Company does not expect a financial statement impact from income taxes given there is a full valuation allowance against the U.S. deferred tax assets.

Note 17 - Stockholders' Equity and Stock-Based Compensation

Preferred Stock
The Company has authorized 5.0 million shares of preferred stock, par value $0.0001, none of which is issued and outstanding.

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2020.

Common Stock Repurchase Plan
On November 14, 2019, the Company's Board of Directors authorized the repurchase of up to $10.0 million of its outstanding shares of common stock. As of December 31, 2020, no repurchases had been executed under the program.

Equity Incentive Plan
As of December 31, 2020, there were approximately 3.0 million shares available for issuance under the Company's equity incentive plan. The Company has granted restricted stock awards and units during the years ended December 31, 2020 and 2019, and has not granted any stock options or stock appreciation rights during the same periods.

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under the Company's equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2019	459	$20.49
Awards granted	310	22.54
Awards vested	(116)	21.41
RSAs at December 31, 2020	653	$21.30

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2019	2,407	$19.47
Awards granted	1,187	21.89
Awards vested	(689)	19.17
Awards forfeited	(105)	20.24
RSUs at December 31, 2020	2,800	$20.54

The total grant date fair value of RSAs and RSUs vested during the year ended December 31, 2020 was $2.5 million and $13.2 million, respectively. Awards outstanding as of December 31, 2020 include 0.7 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes the Company’s stock option activity during the year ended December 31, 2020 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	4,239	$1.54	6.1	$79,443
Options exercised	(862)	$1.60
Options canceled	(19)	$1.51
Outstanding, December 31, 2020	3,358	$1.53	5.3	$104,510
Options exercisable at December 31, 2020	2,752	$1.11	5.0	$86,784
Options vested as of December 31, 2020 and expected to vest after December 31, 2020	3,358	$1.53	5.3	$104,510

Total intrinsic value of options exercised for the years ended December 31, 2020 and 2019 was $17.0 million and $15.8 million, respectively. The Company received proceeds of $1.4 million and $1.6 million from the exercise of options for the years ended December 31, 2020 and 2019, respectively.

Employee Stock Purchase Plan
Information related to activity under the Company's Employee Stock Purchase Plan (ESPP) was as follows (in thousands, except weighted-average per share prices):

Year Ended December 31, 2020
Shares issued	78
Weighted-average per share purchase price	$17.85
Weighted-average per share discount from the fair value of our common stock on date of issuance	$3.15

As of December 31, 2020, there were 2.2 million shares available for grant under the ESPP.

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$1,621	$1,201	$456
Research and development	9,703	3,299	1,293
Sales, general and administrative	14,140	5,230	3,056
	$25,464	$9,730	$4,805

Unrecognized Compensation Costs
As of December 31, 2020, total unrecognized stock-based compensation related to unvested stock awards was $62.4 million, which will be recognized over the next five years as follows (in thousands):

2021	$26,688
2022	20,264
2023	12,542
2024	2,863
$62,357

Total unrecognized stock-based compensation includes approximately 0.6 million awards that do not have a measurement date and have been valued as of December 31, 2020.

Note 18 - 401(k) Plan
The Company has a 401(k) Profit Sharing Plan and Trust (the Plan). Participation in the Plan is voluntary and is available to all employees. The Company may make discretionary matching or qualified nonelective contributions to the Plan. The match is recorded within the cost of revenues and operating expenses in the consolidated statements of operations and were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
401(k) match	$715	$668	$606

Note 19 - Segment Information
The Company operates in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Year Ended December 31, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$184,841	$37,948	$—	$222,789
Gross profit	$58,207	$2,778	$(1,621)	$59,364
Gross margin	31.5%	7.3%	NM	26.6%

	Year Ended December 31, 2019
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$174,059	$2,560	$—	$176,619
Gross profit	$53,247	$293	$(1,201)	$52,339
Gross margin	30.6%	11.4%	NM	29.6%

Corporate and Other is unallocated expenses related to stock-based compensation.

The geographic locations of the Company’s long‑lived assets, net, based on location of the assets, are as follows (in thousands):

	As of December 31,
	2020	2019
North America	$67,625	$39,257
China	11,425	9,797
Rest of World	4,019	2,319
	$83,069	$51,373

Note 20 - Net Loss per Share

The following table sets forth the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(20,932)	$(12,884)	$13,938
Participating securities
Income allocated to participating securities	—	—	(4,415)
Net income (loss) attributable to common stockholders	(20,932)	(12,884)	9,523

Denominator:
Weighted-average shares, basic	38,367	37,119	24,862
Dilutive effect of restricted stock units and awards	—	—	11
Dilutive effect of common stock options	—	—	5,086
Weighted-average shares, diluted	38,367	37,119	29,959
Net income (loss) per share attributable to common stockholders
Basic	$(0.55)	$(0.35)	$0.38
Diluted	$(0.55)	$(0.35)	$0.32

The following potentially dilutive shares of restricted stock awards and units, employee stock purchase plan, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Restricted stock units and awards	2,903	2,426	622
Employee stock purchase plan	34	—	—
Common stock options	3,358	4,239	—
	6,295	6,665	622

Note 21 - Subsequent Event
On January 1, 2021, the Company entered into a lease amendment related to its Hillsboro, Oregon facilities. The agreement included lease modifications that extended the lease term on the Company's existing premises. The lease, as modified, includes a minimum lease term of 145 months. The lease modification resulted in increases to the Company's balance sheet of approximately $3.4 million each in right-of-use assets and lease liabilities as of the lease modification date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures, in design and operation, were effective.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2020, we implemented Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and related amendments, which required the implementation of internal controls to ensure we adequately evaluated our vendor contracts and agreements and properly assessed the impact of the new accounting standard. In addition, the new leasing standard is expected to have a material impact on our consolidated balance sheets as well as additional disclosure requirements. As such, we implemented changes to our policies and internal controls related to our accounting for leases.

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

We acquired OPI Photonics S.r.l. (OPI) on July 30, 2020, and we have not yet completed the process of integrating the acquired business’s internal control over financial reporting into our overall internal control over financial reporting process. Accordingly, we excluded from our assessment of internal control over financial reporting as of December 31, 2020, the internal control over financial reporting of OPI. Associated with OPI are total assets of $0.9 million and net revenues of $0.1 million included in our consolidated financial statements as of and for the fiscal year ended December 31, 2020.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which appears in this Annual Report on Form 10-K.

Limitations on the Effectiveness of Internal Control

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for our 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for our 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for our 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for our 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for our 2021 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2020.

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

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38462	3.1	April 21, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Description of the Registrant's Securities	10-K	001-38462	4.3	March 9, 2020
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-224055	10.1	April 16, 2018
10.2+	2001 Stock Option Plan, as amended, and related form agreements	S-1	333-224055	10.2	March 30, 2018
10.3+	2018 Equity Incentive Plan and related form agreements	S-1/A	333-224055	10.3	April 16, 2018
10.4+	2018 Employee Stock Purchase Plan and related form agreements	S-1/A	333-224055	10.4	April 16, 2018
10.5+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement	8-K	001-38462	10.1	June 4, 2018
10.6+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement (Performance-Based)	8-K	001-38462	10.2	June 4, 2018
10.7+	2018 Equity Incentive Plan-Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.3	June 4, 2018
10.8+	2018 Executive Incentive Compensation Plan	S-1	333-224055	10.5	March 30, 2018
10.9+	Employment Agreement, dated March 29, 2018, by and between the registrant and Scott Keeney	S-1	333-224055	10.6	March 30, 2018
10.10+	Employment Agreement, dated March 29, 2018, by and between the registrant and Ran Bareket	S-1	333-224055	10.7	March 30, 2018
10.11+	Employment Agreement, dated March 29, 2018, by and between the registrant and Robert Martinsen	S-1	333-224055	10.8	March 30, 2018
10.12	Amended and Restated Loan and Security Agreement, dated March 28, 2018, by and between the registrant and Pacific Western Bank	S-1	333-224055	10.10	March 30, 2018
10.13	First Amendment to Amended and Restated Loan and Security Agreement, dated July 18, 2018, by and between the registrant and Pacific Western Bank	10-Q	001-38462	10.1	August 10, 2018
10.14	Second Amended and Restated Loan and Security Agreement, dated September 24, 2018, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 27, 2018
10.15	First Amendment to Second Amended and Restated Loan and Security Agreement, dated November 14, 2019, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	November 14, 2019
10.16	North Park Industrial Center Amended and Restated Lease Agreement, dated April 1, 2010, by and between the registrant and Dutton Aspen LLC (as successor in interest to Aspen North Park L.L.C.), as amended by the First Amendment to Lease, dated June 18, 2012 and the Second Amendment to Lease, dated August 1, 2016	S-1	333-224055	10.12	March 30, 2018
10.17	Lease Agreement, dated April 7, 2000, by and between the registrant and Juhani Leijamaa, as amended by the Lease Contract Extension dated March 21, 2016	S-1	333-224055	10.13	March 30, 2018
10.18	Lease Agreement, dated April 7, 2000, by and between the registrant and Hannele Saamio, as amended by the Lease Contract Extension, dated as of March 21, 2016	S-1	333-224055	10.14	March 30, 2018
10.19	Lease Agreement, dated July 3, 2014, by and between Nutronics, Inc. and Longmont Diagonal Investments, LP, as amended by the First Amendment to Lease, dated as of August 4, 2016, and the Second Amendment to Lease, dated as of November 2, 2016	10-K	001-38462	10.21	March 9, 2020

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.20	Purchase and Sale Agreement with Joint Closing Instructions between nLIGHT, Inc. and Sharp Electronics Corporation, dated March 13, 2020	8-K	001-38462	10.1	March 16, 2020
10.21	Third Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, dated June 1, 2020	10-Q	001-38462	10.2	August 6, 2020
10.22	Third Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated July 1, 2020	10-Q	001-38462	10.3	August 6, 2020
10.23	Fourth Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, effective June 2, 2020	10-Q	001-38462	10.2	November 6, 2020
10.24	Fourth Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated November 3, 2020	10-Q	001-38462	10.3	November 6, 2020
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NLIGHT, INC.

Date: February 26, 2021	By:	/s/ SCOTT KEENEY
Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2021	By:	/s/ RAN BAREKET
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

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SCOTT KEENEY	President, Chief Executive Officer and Chairman (Principal Executive Officer)
Scott Keeney		February 26, 2021

/s/ RAN BAREKET	Chief Financial Officer (Principal Accounting and Financial Officer)
Ran Bareket		February 26, 2021

/s/ BANDEL CARANO	Director
Bandel Carano		February 26, 2021

/s/ DOUGLAS CARLISLE	Director
Douglas Carlisle		February 26, 2021

/s/ BILL GOSSMAN	Director
Bill Gossman		February 26, 2021

/s/ RAYMOND LINK	Director
Raymond Link		February 26, 2021

/s/ GARY LOCKE	Director
Gary Locke		February 26, 2021

/s/ GEOFFREY MOORE	Director
Geoffrey Moore		February 26, 2021
/s/ CAMILLE NICHOLS	Director
Camille Nichols		February 26, 2021