Form 10-Q
period 2021-03-31
NLIGHT, INC.
filed 2021-05-07
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
						Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of May 3, 2021, the Registrant had 42,807,788 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$185,638	$102,282
Accounts receivable, net of allowances of $295 and $367	31,658	31,820
Inventory	58,804	54,706
Prepaid expenses and other current assets	9,548	11,767
Total current assets	285,648	200,575
Restricted cash	250	291
Lease right-of-use assets	18,153	12,302
Property, plant and equipment, net of accumulated depreciation of $67,834 and $66,262	46,127	44,480
Intangible assets, net of accumulated amortization of $7,278 and $6,280	7,409	8,345
Goodwill	12,447	12,484
Other assets, net	5,038	5,167
Total assets	$375,072	$283,644

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,644	$21,057
Accrued liabilities	13,922	15,321
Deferred revenues	2,589	2,528
Current portion of lease liabilities	2,751	2,273
Current portion of long-term debt	—	184
Total current liabilities	42,906	41,363
Non-current income taxes payable	7,730	7,556
Long-term lease liabilities	15,846	10,375
Long-term debt	29	215
Other long-term liabilities	4,506	4,221
Total liabilities	71,017	63,730
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 42,783 shares issued and outstanding at March 31, 2021, and 39,793 shares issued and outstanding at December 31, 2020	15	15
Additional paid-in capital	449,496	358,544
Accumulated other comprehensive loss	(921)	(259)
Accumulated deficit	(144,535)	(138,386)
Total stockholders’ equity	304,055	219,914
Total liabilities and stockholders’ equity	$375,072	$283,644

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Products	$47,335	$36,930
Development	14,010	6,285
Total revenue	61,345	43,215
Cost of revenue:
Products	30,395	27,900
Development	13,305	5,814
Total cost of revenue	43,700	33,714
Gross profit	17,645	9,501
Operating expenses:
Research and development	11,710	8,538
Sales, general, and administrative	11,714	7,700
Total operating expenses	23,424	16,238
Loss from operations	(5,779)	(6,737)
Other income (expense):
Interest income (expense), net	(74)	283
Other income (expense), net	26	(116)
Loss before income taxes	(5,827)	(6,570)
Income tax expense	322	905
Net loss	$(6,149)	$(7,475)
Net loss per share, basic	$(0.15)	$(0.20)
Net loss per share, diluted	$(0.15)	$(0.20)
Shares used in per share calculations:
Basic	40,048	37,846
Diluted	40,048	37,846

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(6,149)	$(7,475)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(662)	(496)
Comprehensive loss	$(6,811)	$(7,971)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2020	39,793	$15	$358,544	$(259)	$(138,386)	$219,914
Net loss	—	—	—	—	(6,149)	(6,149)
Proceeds from follow-on offering, net of offering costs	2,537	—	82,355	—	—	82,355
Issuance of common stock pursuant to exercise of stock options	452	—	574	—	—	574
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	1	—	(31)	—	—	(31)
Stock-based compensation	—	—	8,054	—	—	8,054
Cumulative translation adjustment	—	—	—	(662)	—	(662)
Balance, March 31, 2021	42,783	$15	$449,496	$(921)	$(144,535)	$304,055

	Three Months Ended March 31, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2019	38,084	$15	$336,732	$(2,685)	$(117,454)	$216,608
Net loss	—	—	—	—	(7,475)	(7,475)
Issuance of common stock pursuant to exercise of stock options	373	—	558	—	—	558
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	16	—	(11)	—	—	(11)
Stock-based compensation	—	—	3,763	—	—	3,763
Cumulative translation adjustment	—	—	—	(496)	—	(496)
Balance, March 31, 2020	38,473	$15	$341,042	$(3,181)	$(124,929)	$212,947

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,149)	$(7,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,157	1,769
Amortization	1,560	1,392
Reduction in carrying amount of right-of-use assets	808	706
Provision for (recoveries of) losses on accounts receivable	(71)	67
Stock-based compensation	8,054	3,763
Deferred income taxes	(11)	—
Gain on disposal of assets	—	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	121	(53)
Inventory	(4,405)	(3,572)
Prepaid expenses and other current assets	2,183	923
Other assets	(428)	(1,488)
Accounts payable	1,437	4,582
Accrued and other long-term liabilities	(736)	(2,247)
Deferred revenues	64	1,312
Lease liabilities	(690)	(705)
Non-current income taxes payable	221	(52)
Net cash provided by (used in) operating activities	4,115	(1,079)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(291)	—
Purchases of property, plant and equipment	(3,134)	(15,185)
Capitalization of patents	(80)	(320)
Proceeds from sale of assets	—	41
Net cash used in investing activities	(3,505)	(15,464)
Cash flows from financing activities:
Proceeds from public offerings, net of offering costs	82,761	—
Proceeds from term loan	—	15,000
Principal payments on debt and financing leases	(372)	(16)
Proceeds from stock option exercises	574	558
Tax payments related to stock award issuances	(31)	(11)
Net cash provided by financing activities	82,932	15,531
Effect of exchange rate changes on cash	(227)	10
Net increase (decrease) in cash, cash equivalents, and restricted cash	83,315	(1,002)
Cash, cash equivalents, and restricted cash, beginning of period	102,573	117,293
Cash, cash equivalents, and restricted cash, end of period	$185,888	$116,291
Supplemental disclosures:
Cash paid (received) for interest	$66	$(384)
Cash paid for income taxes	241	605
Right-of-use assets obtained in exchange for lease liabilities	6,699	7,566
Accrued purchases of property, equipment and patents	1,698	744
Accrued offering costs	406	—

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying consolidated financial statements of nLIGHT, Inc. and its wholly owned subsidiaries (Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2020 Annual Report on Form 10-K.

Critical Accounting Policies
The Company's critical accounting policies have not materially changed during the three months ended March 31, 2021 from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-03
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in June 2016. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the new standard requires that the income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 was amended in November 2018, April 2019 and March 2020. The Company adopted ASU 2016-13, as amended, on January 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company's financial position, results of operations, and cash flows.

ASU 2019-12
The FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in December 2019. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company's financial position, results of operations, and cash flows.

Note 2 - Acquisitions
OPI
On July 30, 2020, the Company acquired the outstanding shares of OPI Photonics S.r.l. (OPI), an Italian limited liability company, for cash consideration of approximately $1.6 million, of which $0.2 million was paid at closing with the remaining $1.4 million to be paid over the next 24 months. The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values, and the excess of purchase price over the fair value amounts representing goodwill. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions as of the reporting date and are considered preliminary. Changes to amounts recorded as assets or liabilities may result in corresponding adjustments to goodwill. Pro forma financial information has not been provided for the purchase as it was not material to the Company’s overall financial position.

During the three months ended March 31, 2021, accrued acquisition consideration of $0.3 million was paid to the sellers of OPI.

Note 3 - Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended March 31,
	2021	2020
Industrial	$21,400	$15,990
Microfabrication	15,215	10,419
Aerospace and Defense	24,730	16,806
	$61,345	$43,215

Sales by Geography

	Three Months Ended March 31,
	2021	2020
North America	$31,134	$21,046
China	15,577	12,042
Rest of World	14,634	10,127
	$61,345	$43,215

Sales by Timing of Revenue

	Three Months Ended March 31,
	2021	2020
Point in time	$46,994	$36,930
Over time	14,351	6,285
	$61,345	$43,215

The Company's contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2021	December 31, 2020
Contract assets	Prepaid expenses and other current assets	$4,329	$5,680
Contract liabilities	Deferred revenue and Other long-term liabilities	4,203	2,985

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $1.3 million and $0.2 million, respectively, that was included in the deferred revenue balances at the beginning of the periods as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of the Company's revenues for the periods presented:

	Three Months Ended March 31,
	2021	2020
Raytheon Technologies	(1)	16%
U.S. Government	20%	10%
(1) Represents less than 10% of total revenues

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2021 and December 31, 2020, two customers accounted for approximately 40% and 43%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable in either of these periods.

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
The Company’s financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. The Company's fair value hierarchy for its financial instruments consists of cash equivalents as follows (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Money market securities	$156,887	$—	$—	$156,887
Commercial paper	2,643	—	—	2,643
Total	$159,530	$—	$—	$159,530

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market securities	$74,084	$—	$—	$74,084
Commercial paper	1,584	—	—	1,584
Total	$75,668	$—	$—	$75,668

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
Inventory consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Raw materials	$22,852	$21,410
Work in process and semi-finished goods	23,829	21,320
Finished goods	12,123	11,976
	$58,804	$54,706

Note 7 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

		As of
	Useful life (years)	March 31, 2021	December 31, 2020
Automobile	3	$64	$34
Computer hardware and software	3-5	5,046	4,840
Manufacturing and lab equipment	2-7	71,663	69,849
Office equipment and furniture	5-7	1,769	1,605
Leasehold and building improvements	2-12	22,628	21,934
Buildings	30	9,392	9,081
Land	N/A	3,399	3,399
		113,961	110,742
Accumulated depreciation		(67,834)	(66,262)
		$46,127	$44,480

Note 8 - Intangible Assets and Goodwill
Intangibles
The details of amortizing intangible assets are as follows (in thousands, except for estimated useful lives):

	Estimated useful life (in years)	As of
		March 31, 2021	December 31, 2020
Patents	3 - 5	$6,261	$6,199
Development programs	2 - 4	7,200	7,200
Developed technology	5	1,226	1,226
		14,687	14,625
Accumulated amortization		(7,278)	(6,280)
		$7,409	$8,345

Estimated amortization expense for future years is as follows (in thousands):

Remainder of 2021	$2,878
2022	2,357
2023	1,674
2024	364
2025	136
$7,409

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2020	$2,236	$10,248	$12,484
Currency exchange rate adjustment	(37)	—	(37)
Balance, March 31, 2021	$2,199	$10,248	$12,447

Note 9 - Other Assets
Other assets consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Demonstration assets, net	$2,472	$2,598
Deferred tax assets, net	66	69
Other	2,500	2,500
	$5,038	$5,167

Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years. Amortization expense was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization expense	$541	$504

Note 10 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Accrued payroll and benefits	$9,402	$10,770
Product warranty, current	2,441	2,122
Income tax payable	390	401
Other accrued expenses	1,689	2,028
	$13,922	$15,321

Note 11 - Product Warranties
The Company provides warranties on certain products and records a liability for the estimated future costs associated with warranty claims at the time revenue is recognized.  The warranty liability is based on historical experience, any specifically identified failures, and its estimate of future costs.

Product warranty liability activity was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Product warranty liability, beginning	$4,711	$2,984
Warranty charges incurred, net	(701)	(766)
Provision for warranty charges, net of adjustments	1,285	1,033
Acquired warranty	—	100
Product warranty liability, ending	$5,295	$3,351
Less: current portion of product warranty liability	(2,441)	(1,828)
Non-current portion of product warranty liability	$2,854	$1,523

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Credit Facilities
The Company has a $40.0 million revolving line of credit (LOC) with Pacific Western Bank which is secured by its assets and expires in September 2021. Interest on the LOC is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the Prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of March 31, 2021, no amounts were outstanding under the LOC, and the Company was in compliance with all covenants under the loan agreement.

Contractual Commitments and Purchase Obligations
As of March 31, 2021, the Company's purchase obligations and other contractual obligations have increased by approximately $6.5 million for new and modified operating leases, primarily related to U.S. operations. There have been no other material changes to the Company's purchase obligations and other contractual obligations from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Legal Matters
From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of March 31, 2021, and as of the filing of this Quarterly Report on Form 10-Q, the Company was not involved in any material legal proceedings.

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

Lease Accounting
The Company leases real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as its corporate headquarters located in Vancouver, Washington. Facilities-related operating leases have remaining terms of 0.2 to 14.2 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.2 to 5.2 years. These leases are primarily operating leases; financing leases are not material. The Company did not include any renewal options in its lease terms for calculating the lease liabilities as the Company is not reasonably certain it will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 9.3 years at March 31, 2021, and the weighted-average discount rate was 3.6%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease expense:
Operating lease expense	$874	$769
Short-term lease expense	73	87
Variable and other lease expense	122	146
	$1,069	$1,002

Future minimum payments under our non-cancelable lease obligations were as follows as of March 31, 2021 (in thousands):

Remainder of 2021	$2,566
2022	3,028
2023	2,369
2024	2,325
2025	1,896
Thereafter	10,011
Total minimum lease payments	22,195
Less: interest	(3,598)
Present value of net minimum lease payments	18,597
Less: current portion of lease liabilities	(2,751)
Total long-term lease liabilities	$15,846

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

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 differs from the U.S. statutory rate due to the U.S. and China valuation allowance, foreign income taxed at local statutory rates, and accrued withholding taxes. For the three months ended March 31, 2021 and 2020, the Company reported U.S. and China pre-tax losses. The Company has not yet been able to establish a sustained level of profitability in the U.S. and China, or other sufficient significant positive evidence, to conclude that its U.S. and China deferred tax assets are more likely than not to be realized. Therefore, the Company continues to maintain a valuation allowance against its U.S. and China deferred tax assets.

Note 15 - Stockholders' Equity and Stock-Based Compensation

Public Offering
In March 2021, the Company closed a follow-on public offering in which it issued and sold approximately 2.5 million shares of common stock (including approximately 0.3 million shares sold pursuant to the full exercise of the underwriters option to purchase additional shares) at an offering price of $34.00 per share, resulting in aggregate net proceeds to the Company of approximately $82.4 million after deducting underwriting discounts, commissions and offering costs.

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2020	653	$21.30
Awards granted	—	—
Awards vested	—	—
RSAs at March 31, 2021	653	$21.30

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2020	2,800	$20.54
Awards granted	76	38.76
Awards vested	(3)	18.63
Awards forfeited	(7)	24.88
RSUs at March 31, 2021	2,866	$21.01

The total fair value of RSAs and RSUs vested during the three months ended March 31, 2021 was less than $0.1 million in total. Awards outstanding as of March 31, 2021 include 0.7 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2021 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	3,358	$1.53	5.3	$104,510
Options exercised	(452)	$1.27
Options canceled	(2)	$4.79
Outstanding, March 31, 2021	2,904	$1.56	5.1	$89,554
Options exercisable at March 31, 2021	2,408	$1.15	4.8	$75,265
Options vested as of March 31, 2021 and expected to vest after March 31, 2021	2,904	$1.56	5.1	$89,554

Total intrinsic value of options exercised for the three months ended March 31, 2021 and 2020 was $15.0 million and $6.0 million, respectively. The Company received proceeds of $0.6 million from the exercise of options for each of the three months ended March 31, 2021 and 2020.

Employee Stock Purchase Plan
There were no purchases under the Company's employee stock purchase plan during the three months ended March 31, 2021.

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$491	$345
Research and development	2,918	1,782
Sales, general and administrative	4,645	1,636
	$8,054	$3,763

Unrecognized Compensation Costs
As of March 31, 2021, total unrecognized stock-based compensation related to unvested stock awards was $58.3 million, which will be recognized over the next five years as follows (in thousands):

Remainder of 2021	$20,570
2022	21,754
2023	12,899
2024	3,027
2025	35
$58,285

Total unrecognized stock-based compensation includes approximately 0.3 million awards that do not have a measurement date and have been valued as of March 31, 2021.

Common Stock Repurchase Plan
On November 14, 2019, the Company's Board of Directors authorized the repurchase of up to $10.0 million of its outstanding shares of common stock. As of March 31, 2021, no repurchases had been executed under the program.

Note 16 - Segment Information

The Company operates in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$47,335	$14,010	$—	$61,345
Gross profit	$17,431	$705	$(491)	$17,645
Gross margin	36.8%	5.0%	NM	28.8%

	Three Months Ended March 31, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$36,930	$6,285	$—	$43,215
Gross profit	$9,375	$471	$(345)	$9,501
Gross margin	25.4%	7.5%	NM	22.0%

Corporate and Other is unallocated expenses related to stock-based compensation.

There have been no material changes to the geographic locations of the Company’s long‑lived assets, net, based on the location of the assets, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Note 17 - Net Loss per Share

The following table sets forth the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(6,149)	$(7,475)

Denominator:
Weighted-average shares, basic	40,048	37,846
Weighted-average shares, diluted	40,048	37,846
Net loss per share:
Basic	$(0.15)	$(0.20)
Diluted	$(0.15)	$(0.20)

The following potentially dilutive shares of restricted stock awards and units, employee stock purchase plan, and stock options were not included in the calculation of diluted shares above as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Restricted stock units and awards	2,433	2,460
Employee stock purchase plan	7	—
Common stock options	2,904	3,859
	5,344	6,319

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: our ability to develop new technology, designs and applications for our lasers; the implementation of our business model and strategic plans, including estimates regarding future sales, revenues, expenses, acquisitions, investments and capital requirements; our future financial performance; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; the effect on our business of litigation to which we are or may become a party; and the sufficiency of our existing liquidity sources to meet our cash needs; and our ability to sustain and manage growth in our business.

You should refer to the "Risk Factors" section of this report and those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, which although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Revenues increased to $61.3 million in the three months ended March 31, 2021 compared to $43.2 million in the same period of 2020 as a result of higher revenue across all end markets. We generated a net loss of $6.1 million for the three months ended March 31, 2021 as compared to a net loss of $7.5 million for the same period of 2020.

Factors Affecting Our Performance

For factors affecting our performance, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the factors affecting our performance since December 31, 2020.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenue:
Products	77.2%	85.5%
Development	22.8	14.5
Total revenue	100.0	100.0
Cost of revenue:
Products	49.5	64.6
Development	21.7	13.5
Total cost of revenue	71.2	78.0
Gross profit	28.8	22.0
Operating expenses:
Research and development	19.1	19.8
Sales, general, and administrative	19.1	17.8
Total operating expenses	38.2	37.6
Loss from operations	(9.4)	(15.6)
Other income (expense):
Interest income (expense), net	(0.1)	0.7
Other income (expense), net	—	(0.3)
Loss before income taxes	(9.5)	(15.2)
Income tax expense	0.5	2.1
Net loss	(10.0)%	(17.3)%

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
Laser Products	$47,335	77.2%	$36,930	85.5%	$10,405	28.2%
Advanced Development	14,010	22.8	6,285	14.5	7,725	122.9
	$61,345	100.0%	$43,215	100.0%	$18,130	42.0%

The increase in Laser Products revenue for the three months ended March 31, 2021, compared to the same period of 2020, was driven by increased sales from the Industrial and Microfabrication markets as discussed below. The increase in Advanced Development revenue was primarily due to increased activity on existing research and development contracts.

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
Industrial	$21,400	34.9%	$15,990	37.0%	$5,410	33.8%
Microfabrication	15,215	24.8	10,419	24.1	4,796	46.0
Aerospace and Defense	24,730	40.3	16,806	38.9	7,924	47.1
	$61,345	100.0%	$43,215	100.0%	$18,130	42.0%

The increase in revenue from the Industrial market for the three months ended March 31, 2021, compared to the same period of 2020, was driven by a net increase in unit sales offset partially by lower average selling prices (ASP's). The increase in revenue from the Microfabrication market for the three months ended March 31, 2021, compared to the same period of 2020, was driven by a net increase in unit sales of semiconductor lasers. The increase in revenue from the Aerospace and Defense market for the three months ended March 31, 2021, compared to the same period of 2020, was primarily due to increased activity on existing research and development contracts.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
North America	$31,134	50.7%	$21,046	48.7%	$10,088	47.9%
China	15,577	25.4	12,042	27.9	3,535	29.4
Rest of World	14,634	23.9	10,127	23.4	4,507	44.5
	$61,345	100.0%	43,215	100.0%	$18,130	42.0%

Geographic revenue information is based on the location to which we ship our products. The increase in North America revenue for the three months ended March 31, 2021, compared to the same period of 2020, was primarily driven by increased revenue from the Aerospace and Defense market. The increase in China revenue for the three months ended March 31, 2021, compared to the same period of 2020, was primarily due to increased sales in the Industrial market, and the increase in Rest of World revenue for the three months ended March 31, 2021, compared to the same period of 2020, was primarily due to increased sales in the Microfabrication market.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$17,431	$705	$(491)	$17,645
Gross margin	36.8%	5.0%	NM	28.8%

	Three Months Ended March 31, 2020
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$9,375	$471	$(345)	$9,501
Gross margin	25.4%	7.5%	NM	22.0%

The increase in Laser Products gross margin for the three months ended March 31, 2021, compared to the same period of 2020, was driven primarily by sales mix, product cost improvements, and improved factory utilization from higher production volume, partially offset by lower ASPs in the Industrial market. The decrease in Advanced Development gross margin for the three months ended March 31, 2021, compared to the same period of 2020, was primarily due to mix and timing of research and development contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended March 31,		Change
	2021	2020	$	%
Research and development	$11,710	$8,538	$3,172	37.2%

The increase in research and development expense for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to increase in stock-based compensation of $1.1 million, and increased headcount and project-related expenses to support our development efforts.

Sales, General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	$	%
Sales, general, and administrative	$11,714	$7,700	$4,014	52.1%

The increase in sales, general and administrative expense for the three months ended March 31, 2021, compared to the same period in 2020 was primarily due to increase in stock-based compensation of $3.0 million, increased headcount to support our continued growth, and increased professional service fees.

Interest Income (Expense), net

	Three Months Ended March 31,		Change
	2021	2020	$	%
Interest income (expense), net	$(74)	$283	$(357)	(126.1)%

The decrease in interest income (expense), net, for the three months ended March 31, 2021, compared to the same period in 2020 was primarily attributable to a decrease in the market rates on money market funds. The mid-March 2021 cash infusion from our public offering of stock had minimal impact on our interest income for the quarter.

Other Income (Expense), net

	Three Months Ended March 31,		Change
	2021	2020	$	%
Other income (expense), net	$26	$(116)	$142	122.4%

The increase in other income (expense), net for the three months ended March 31, 2021, compared to the same period in 2020 was primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense

	Three Months Ended March 31,		Change
	2021	2020	$	%
Income tax expense	$322	$905	$(583)	(64.4)%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy and Korea. We also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the U.S. and China, we continue to maintain a full valuation allowance in both jurisdictions as of March 31, 2021.

The decrease in income tax expense for the three months ended March 31, 2021, compared to the same period in 2020 was driven by a decrease in income from our Finland operations. Our tax expense is dependent on the geographic mix of earnings and primarily related to our foreign operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $185.6 million and $102.3 million as of March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021, our principal uses of liquidity were to fund our working capital needs. Our principal sources of liquidity for the three months ended March 31, 2021 was from our equity offering and cash flows from operations.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$4,115	$(1,079)
Net cash used in investing activities	(3,505)	(15,464)
Net cash provided by financing activities	82,932	15,531
Effect of exchange rate changes on cash	(227)	10
Net increase (decrease) in cash	$83,315	$(1,002)

Net Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2021, net cash provided by operating activities was $4.1 million, which was primarily driven by $6.1 million of net loss reported for the period, and non‑cash adjustments of $12.5 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by increases of $4.4 million in inventory and $1.4 million in accounts payable, and a decrease in prepaid expenses and other current assets of $2.2 million. The increase in inventory was driven by an expected increase in future period sales, and the increase in accounts payable was driven by an increase in inventory purchases and timing of vendor payments. The decrease in prepaid expenses and other current assets was primarily due to reduction in our contract assets and collection of import duty reclaims.
During the three months ended March 31, 2020, net cash used in operating activities was $1.1 million, which was primarily driven by $7.5 million of net loss reported in the period, and non-cash adjustments of $7.7 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by increases of $3.6 million in inventory and $4.6 million in accounts payable. The increase in inventory supported new product introductions, decreased customer lead times and increased safety stock. The increase in accounts payable was primarily driven by timing of vendor payments.
Net Cash Used in Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $3.5 million, primarily resulting from $3.1 million of capital expenditures related to investments in manufacturing equipment and improvements to our corporate facility.

During the three months ended March 31, 2020, net cash used in investing activities was $15.5 million, primarily resulting from $15.2 million of capital expenditures related to the acquisition of commercial property and other investments in manufacturing equipment for our worldwide operations.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $82.9 million, which was primarily driven by our follow-on public offering of $82.8 million, net of offering costs.

During the three months ended March 31, 2020, net cash provided by financing activities was $15.5 million, which was primarily driven by proceeds from our revolving line of credit of $15.0 million to acquire commercial property, and $0.6 million of proceeds from stock options exercised.

Credit Facilities

We have a $40.0 million revolving line of credit with Pacific Western Bank which is secured by our assets and expires in September 2021. Interest on the line of credit is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the Prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of March 31, 2021, no amounts were outstanding under the line of credit, and we were in compliance with all covenants under the loan agreement.

Contractual Obligations

For the three months ended March 31, 2021, our contractual obligations increased by approximately $5.9 million for operating leases. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to market risk has not changed materially since December 31, 2020.

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

Changes in Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We acquired OPI Photonics S.r.l. (OPI) on July 30, 2020 and have not yet completed the process of integrating the acquired business's internal controls over financial reporting into our overall internal controls over financial reporting processes.

Limitations on the Effectiveness of Internal Control

Control systems, including ours, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS

For risk factors related to our business, reference is made to Item 1A, "Risk Factors," contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

NLIGHT, INC.
(Registrant)

May 7, 2021	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2021	By:	/s/ RAN BAREKET
Date		Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)