Form 10-Q
period 2021-06-30
NLIGHT, INC.
filed 2021-08-06
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
4637 NW 18th Avenue
Camas, Washington 98607
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

As of August 3, 2021, the Registrant had 43,198,143 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$175,364	$102,282
Accounts receivable, net of allowances of $298 and $367	36,829	31,820
Inventory	63,296	54,706
Prepaid expenses and other current assets	11,568	11,767
Total current assets	287,057	200,575
Restricted cash	250	291
Lease right-of-use assets	17,887	12,302
Property, plant and equipment, net of accumulated depreciation of $70,216 and $66,262	49,378	44,480
Intangible assets, net of accumulated amortization of $7,693 and $6,280	6,519	8,345
Goodwill	12,457	12,484
Other assets, net	5,026	5,167
Total assets	$378,574	$283,644

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,677	$21,057
Accrued liabilities	15,564	15,321
Deferred revenues	2,666	2,528
Current portion of lease liabilities	2,921	2,273
Current portion of long-term debt	—	184
Total current liabilities	46,828	41,363
Non-current income taxes payable	6,882	7,556
Long-term lease liabilities	15,505	10,375
Long-term debt	30	215
Other long-term liabilities	4,683	4,221
Total liabilities	73,928	63,730
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 43,181 shares issued and outstanding at June 30, 2021, and 39,793 shares issued and outstanding at December 31, 2020	15	15
Additional paid-in capital	457,480	358,544
Accumulated other comprehensive loss	(424)	(259)
Accumulated deficit	(152,425)	(138,386)
Total stockholders’ equity	304,646	219,914
Total liabilities and stockholders’ equity	$378,574	$283,644

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Products	$53,561	$45,104	$100,896	$82,034
Development	15,552	7,034	29,562	13,319
Total revenue	69,113	52,138	130,458	95,353
Cost of revenue:
Products	34,240	32,597	64,635	60,497
Development	14,548	6,485	27,853	12,299
Total cost of revenue	48,788	39,082	92,488	72,796
Gross profit	20,325	13,056	37,970	22,557
Operating expenses:
Research and development	14,282	9,472	25,992	18,010
Sales, general, and administrative	15,057	9,633	26,771	17,333
Total operating expenses	29,339	19,105	52,763	35,343
Loss from operations	(9,014)	(6,049)	(14,793)	(12,786)
Other income (expense):
Interest income (expense), net	(32)	(65)	(106)	218
Other income (expense), net	118	(298)	144	(414)
Loss before income taxes	(8,928)	(6,412)	(14,755)	(12,982)
Income tax expense (benefit)	(1,038)	418	(716)	1,323
Net loss	$(7,890)	$(6,830)	$(14,039)	$(14,305)
Net loss per share, basic and diluted	$(0.19)	$(0.18)	$(0.34)	$(0.38)
Shares used in per share calculations, basic and diluted	42,313	38,177	41,187	38,003

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7,890)	$(6,830)	$(14,039)	$(14,305)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	497	333	(165)	(163)
Comprehensive loss	$(7,393)	$(6,497)	$(14,204)	$(14,468)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2021	42,783	$15	$449,496	$(921)	$(144,535)	$304,055
Net loss	—	—	—	—	(7,890)	(7,890)
Offering costs	—	—	(1)	—	—	(1)
Issuance of common stock pursuant to exercise of stock options	101	—	196	—	—	196
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	264	—	(4,567)	—	—	(4,567)
Issuance of common stock under the Employee Stock Purchase Plan	33	—	750	—	—	750
Stock-based compensation	—	—	11,606	—	—	11,606
Cumulative translation adjustment, net of tax	—	—	—	497	—	497
Balance, June 30, 2021	43,181	$15	$457,480	$(424)	$(152,425)	$304,646

	Six Months Ended June 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2020	39,793	$15	$358,544	$(259)	$(138,386)	$219,914
Net loss	—	—	—	—	(14,039)	(14,039)
Proceeds from follow-on offering, net of offering costs	2,537	—	82,354	—	—	82,354
Issuance of common stock pursuant to exercise of stock options	553	—	770	—	—	770
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	265	—	(4,598)	—	—	(4,598)
Issuance of common stock under the Employee Stock Purchase Plan	33	—	750	—	—	750
Stock-based compensation	—	—	19,660	—	—	19,660
Cumulative translation adjustment, net of tax	—	—	—	(165)	—	(165)
Balance, June 30, 2021	43,181	$15	$457,480	$(424)	$(152,425)	$304,646

	Three Months Ended June 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2020	38,473	$15	$341,042	$(3,181)	$(124,929)	$212,947
Net loss	—	—	—	—	(6,830)	(6,830)
Issuance of common stock pursuant to exercise of stock options	145	—	299	—	—	299
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	193	—	(2,146)	—	—	(2,146)
Issuance of common stock under the Employee Stock Purchase Plan	39	—	685	—	—	685
Stock-based compensation	—	—	6,037	—	—	6,037
Cumulative translation adjustment, net of tax	—	—	—	333	—	333
Balance, June 30, 2020	38,850	$15	$345,917	$(2,848)	$(131,759)	$211,325

	Six Months Ended June 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2019	38,084	$15	$336,732	$(2,685)	$(117,454)	$216,608
Net loss	—	—	—	—	(14,305)	(14,305)
Issuance of common stock pursuant to exercise of stock options	518	—	857	—	—	857
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	209	—	(2,157)	—	—	(2,157)
Issuance of common stock under the Employee Stock Purchase Plan	39	—	685	—	—	685
Stock-based compensation	—	—	9,800	—	—	9,800
Cumulative translation adjustment, net of tax	—	—	—	(163)	—	(163)
Balance, June 30, 2020	38,850	$15	$345,917	$(2,848)	$(131,759)	$211,325

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,039)	$(14,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,290	3,614
Amortization	3,122	2,815
Reduction in carrying amount of right-of-use assets	1,632	1,425
Provision for (recoveries of) losses on accounts receivable	(72)	62
Stock-based compensation	19,660	9,800
Deferred income taxes	(11)	—
Loss on disposal of assets	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,849)	3,012
Inventory	(8,611)	(4,457)
Prepaid expenses and other current assets	175	(1,801)
Other assets	(905)	(2,131)
Accounts payable	3,335	7,400
Accrued and other long-term liabilities	1,347	1,243
Deferred revenues	133	1,519
Lease liabilities	(1,404)	(1,428)
Non-current income taxes payable	(721)	234
Net cash provided by operating activities	3,085	7,002
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(291)	—
Purchases of property, plant and equipment	(7,962)	(17,040)
Capitalization of patents	(216)	(628)
Net cash used in investing activities	(8,469)	(17,668)
Cash flows from financing activities:
Proceeds from public offerings, net of offering costs	82,354	—
Proceeds from term loan	—	15,000
Principal payments on debt and financing leases	(399)	(45)
Payment of contingent consideration related to acquisition	(326)	—
Proceeds from employee stock plan purchases	750	685
Proceeds from stock option exercises	770	857
Tax payments related to stock award issuances	(4,598)	(2,157)
Net cash provided by financing activities	78,551	14,340
Effect of exchange rate changes on cash	(126)	(27)
Net increase in cash, cash equivalents, and restricted cash	73,041	3,647
Cash, cash equivalents, and restricted cash, beginning of period	102,573	117,293
Cash, cash equivalents, and restricted cash, end of period	$175,614	$120,940
Supplemental disclosures:
Cash paid (received) for interest, net	$103	$(316)
Cash paid for income taxes	393	1,015
Right-of-use assets obtained in exchange for lease liabilities	7,224	12,408
Accrued purchases of property, equipment and patents	2,139	993

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying consolidated financial statements of nLIGHT, Inc. and our wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the six months ended June 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2020-03
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, in June 2016. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For assets measured at amortized cost, the new standard requires that the income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 was amended in November 2018, April 2019 and March 2020. We adopted ASU 2016-13, as amended, on January 1, 2021 on a prospective basis. The adoption did not have a material impact on our financial position, results of operations or cash flows.

ASU 2019-12
The FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in December 2019. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption did not have a material impact on our financial position, results of operations or cash flows.

Note 2 - Acquisitions
OPI
On July 30, 2020, we acquired the outstanding shares of OPI Photonics S.r.l. (OPI), an Italian limited liability company, for cash consideration of approximately $1.6 million, of which $0.2 million was paid at closing with the remaining $1.4 million to be paid over the next 24 months. The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values, and the excess of purchase price over the fair value amounts representing goodwill. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions as of the reporting date and are considered preliminary. Changes to amounts recorded as assets or liabilities may result in corresponding adjustments to goodwill. Pro forma financial information has not been provided for the purchase as it was not material to our overall financial position.

During the three and six months ended June 30, 2021, accrued acquisition consideration of $0.3 million and $0.6 million, respectively, was paid to the sellers of OPI.

Note 3 - Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Industrial	$24,907	$22,630	$46,307	$38,620
Microfabrication	20,274	14,300	35,489	24,719
Aerospace and Defense	23,932	15,208	48,662	32,014
	$69,113	$52,138	$130,458	$95,353

Sales by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$33,095	$20,494	$64,229	$41,540
China	18,759	21,495	34,336	33,537
Rest of World	17,259	10,149	31,893	20,276
	$69,113	$52,138	$130,458	$95,353

Sales by Timing of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Point in time	$50,123	$45,273	$97,117	$82,203
Over time	18,990	6,865	33,341	13,150
	$69,113	$52,138	$130,458	$95,353

Our contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2021	December 31, 2020
Contract assets	Prepaid expenses and other current assets	$6,880	$5,680
Contract liabilities	Deferred revenue and other long-term liabilities	3,152	2,985

During the three and six months ended June 30, 2021, we recognized revenue of $2.3 million and $3.7 million, respectively, that was included in the deferred revenue balances at the beginning of the periods as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S. Government	20%	12%	20%	11%
Quick Laser Technology Co., Ltd.	(1)	15%	(1)	12%
Raytheon Technologies	(1)	11%	(1)	13%

(1) Represents less than 10% of total revenues

Financial instruments that potentially expose us to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2021 and December 31, 2020, two customers accounted for approximately 34% and 43%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable at either date.

Note 5 - Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities are shown at cost which approximates fair value due to the short-term nature of these instruments. The fair value of our term and revolving loans approximates the carrying value due to the variable market rate used to calculate interest payments.
We do not have any other significant financial assets or liabilities that are measured at fair value.
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
Our financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. Our fair value hierarchy for our financial instruments consists of cash equivalents as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Money market securities	$156,893	$—	$—	$156,893
Commercial paper	1,873	—	—	1,873
Total	$158,766	$—	$—	$158,766

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market securities	$74,084	$—	$—	$74,084
Commercial paper	1,584	—	—	1,584
Total	$75,668	$—	$—	$75,668

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
Inventory consisted of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Raw materials	$25,289	$21,410
Work in process and semi-finished goods	23,061	21,320
Finished goods	14,946	11,976
	$63,296	$54,706

Note 7 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

		As of
	Useful life (years)	June 30, 2021	December 31, 2020
Automobile	3	$113	$34
Computer hardware and software	3-5	5,806	4,840
Manufacturing and lab equipment	2-7	73,360	69,849
Office equipment and furniture	5-7	1,849	1,605
Leasehold and building improvements	2-12	25,675	21,934
Buildings	30	9,392	9,081
Land	N/A	3,399	3,399
		119,594	110,742
Accumulated depreciation		(70,216)	(66,262)
		$49,378	$44,480

Note 8 - Intangible Assets and Goodwill
Intangibles
The details of amortizing intangible assets are as follows (in thousands, except for estimated useful lives):

	Estimated useful life (in years)	As of
		June 30, 2021	December 31, 2020
Patents	3 - 5	$5,887	$6,199
Development programs	2 - 4	7,200	7,200
Developed technology	5	1,125	1,226
		14,212	14,625
Accumulated amortization		(7,693)	(6,280)
		$6,519	$8,345

Estimated amortization expense for future years is as follows (in thousands):

Remainder of 2021	$1,883
2022	2,402
2023	1,720
2024	378
2025	136
$6,519

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2020	$2,236	$10,248	$12,484
Currency exchange rate adjustment	(27)	—	(27)
Balance, June 30, 2021	$2,209	$10,248	$12,457

Note 9 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Accrued payroll and benefits	$12,293	$10,770
Product warranty, current	2,246	2,122
Income tax payable	53	401
Other accrued expenses	972	2,028
	$15,564	$15,321

Note 10 - Product Warranties
We provide warranties on certain products and record a liability for the estimated future costs associated with warranty claims at the time revenue is recognized. The warranty liability is based on historical experience, any specifically identified failures, and our estimate of future costs.

Product warranty liability activity was as follows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Product warranty liability, beginning	$4,711	$2,984
Warranty charges incurred, net	(1,132)	(1,531)
Provision for warranty charges, net of adjustments	1,779	2,271
Acquired warranty	—	100
Product warranty liability, ending	5,358	3,824
Less: current portion of product warranty liability	(2,246)	(1,918)
Non-current portion of product warranty liability	$3,112	$1,906

Note 11 - Commitments and Contingencies

Leases
See Note 12.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of June 30, 2021, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 12 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.3 to 13.9 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.1 to 4.9 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 9 years at June 30, 2021, and the weighted-average discount rate was 3.6%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease expense:
Operating lease expense	$1,092	$651	$1,966	$1,420
Short-term lease expense	210	31	283	118
Variable and other lease expense	235	107	357	253
	$1,537	$789	$2,606	$1,791

Future minimum payments under our non-cancelable lease obligations were as follows as of June 30, 2021 (in thousands):

Remainder of 2021	$1,819
2022	3,299
2023	2,479
2024	2,345
2025	1,896
Thereafter	10,011
Total minimum lease payments	21,849
Less: interest	(3,423)
Present value of net minimum lease payments	18,426
Less: current portion of lease liabilities	(2,921)
Total long-term lease liabilities	$15,505

Note 13 - Stockholders' Equity and Stock-Based Compensation

Public Offering
In March 2021, we closed a follow-on public offering in which we issued and sold approximately 2.5 million shares of common stock (including approximately 0.3 million shares sold pursuant to the full exercise of the underwriters option to purchase additional shares) at an offering price of $34.00 per share, resulting in aggregate net proceeds to us of approximately $82.4 million after deducting underwriting discounts, commissions and offering costs.

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2020	653	$21.30
Awards granted	—	—
Awards vested	(124)	21.88
RSAs at June 30, 2021	529	$21.16

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2020	2,800	$20.54
Awards granted	125	35.12
Awards vested	(420)	23.17
Awards forfeited	(19)	22.51
RSUs at June 30, 2021	2,486	$20.81

The total fair value of RSAs and RSUs vested during the six months ended June 30, 2021 was $2.7 million and $9.7 million, respectively. Awards outstanding as of June 30, 2021 include 0.7 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes our stock option activity during the six months ended June 30, 2021 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	3,358	$1.53	5.3	$104,510
Options exercised	(553)	$1.39
Options canceled	(2)	$4.10
Outstanding, June 30, 2021	2,803	$1.55	4.9	$97,345
Options exercisable at June 30, 2021	2,416	$1.18	4.7	$84,789
Options vested as of June 30, 2021 and expected to vest after June 30, 2021	2,803	$1.55	4.9	$97,345

Total intrinsic value of options exercised for the six months ended June 30, 2021 and 2020 was $17.8 million and $8.8 million, respectively. We received proceeds of $0.8 million and $0.9 million from the exercise of options for each of the six months ended June 30, 2021 and 2020.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (ESPP) was as follows (in thousands, except weighted average per share prices):

Six Months Ended June 30, 2021
Shares issued	33
Weighted-average per share purchase price	$22.41
Weighted-average per share discount from the fair value of our common stock on date of issuance	$3.95

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$549	$339	$1,040	$684
Research and development	3,708	2,275	6,626	4,057
Sales, general and administrative	7,349	3,423	11,994	5,059
	$11,606	$6,037	$19,660	$9,800

Unrecognized Compensation Costs
As of June 30, 2021, total unrecognized stock-based compensation was $53.2 million, which will be recognized over an average expected recognition period of 2.3 years.

Common Stock Repurchase Plan
On November 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding shares of common stock. As of June 30, 2021, no repurchases had been executed under the program.

Note 14 - Segment Information

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Three Months Ended June 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$53,561	$15,552	$—	$69,113
Gross profit	$19,871	$1,004	$(550)	$20,325
Gross margin	37.1%	6.5%	NM	29.4%

	Six Months Ended June 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$100,896	$29,562	$—	$130,458
Gross profit	$37,302	$1,709	$(1,041)	$37,970
Gross margin	37.0%	5.8%	NM	29.1%

	Three Months Ended June 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$45,104	$7,034	$—	$52,138
Gross profit	$12,846	$549	$(339)	$13,056
Gross margin	28.5%	7.8%	NM	25.0%

	Six Months Ended June 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$82,034	$13,319	$—	$95,353
Gross profit	$22,221	$1,020	$(684)	$22,557
Gross margin	27.1%	7.7%	NM	23.7%

Corporate and Other is unallocated expenses related to stock-based compensation.

There have been no material changes to the geographic locations of our long‑lived assets, net, based on the location of the assets, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Note 15 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all period presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units and awards	2,057	2,293	2,182	2,260
Employee stock purchase plan	3	20	6	—
Common stock options	2,803	3,711	2,803	3,711
	4,863	6,024	4,991	5,971

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

Overview

nLIGHT, Inc., is a leading provider of high‑power semiconductor and fiber lasers for industrial, microfabrication, and aerospace and defense applications. Headquartered in Camas, Washington, we design, develop and manufacture the critical elements of our lasers, and believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property.

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. Sales of our semiconductor lasers, fiber lasers and directed energy products are included in the Laser Products segment, while revenue earned from research and development contracts are included in the Advanced Development segment.

Revenues increased to $130.5 million in the six months ended June 30, 2021 compared to $95.4 million in the same period of 2020 as a result of higher revenue across all end markets. We generated a net loss of $14.0 million for the six months ended June 30, 2021 compared to a net loss of $14.3 million for the same period of 2020.

Factors Affecting Our Performance

For factors affecting our performance, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the factors affecting our performance since December 31, 2020.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Products	77.5%	86.5%	77.3%	86.0%
Development	22.5	13.5	22.7	14.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	49.5	62.5	49.5	63.4
Development	21.1	12.5	21.4	12.9
Total cost of revenue	70.6	75.0	70.9	76.3
Gross profit	29.4	25.0	29.1	23.7
Operating expenses:
Research and development	20.7	18.1	19.9	18.9
Sales, general, and administrative	21.8	18.5	20.5	18.2
Total operating expenses	42.5	36.6	40.4	37.1
Loss from operations	(13.1)	(11.6)	(11.3)	(13.4)
Other income (expense):
Interest income (expense), net	—	(0.1)	(0.1)	0.2
Other income (expense), net	0.2	(0.6)	0.1	(0.4)
Loss before income taxes	(12.9)	(12.3)	(11.3)	(13.6)
Income tax expense (benefit)	(1.5)	0.8	(0.5)	1.4
Net loss	(11.4)%	(13.1)%	(10.8)%	(15.0)%

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
Laser Products	$53,561	77.5%	$45,104	86.5%	$8,457	18.8%
Advanced Development	15,552	22.5	7,034	13.5	8,518	121.1
	$69,113	100.0%	$52,138	100.0%	$16,975	32.6%

	Six Months Ended June 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
Laser Products	$100,896	77.3%	$82,034	86.0%	$18,862	23.0%
Advanced Development	29,562	22.7	13,319	14.0	16,243	122.0
	$130,458	100.0%	$95,353	100.0%	$35,105	36.8%

The increase in Laser Products revenue for the three and six months ended June 30, 2021, compared to the same period of 2020, was driven by increased sales from the Industrial and Microfabrication markets as discussed below. The increase in Advanced Development revenue was primarily due to increased activity on existing research and development contracts.

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
Industrial	$24,907	36.1%	$22,630	43.4%	$2,277	10.1%
Microfabrication	20,274	29.3	14,300	27.4	5,974	41.8
Aerospace and Defense	23,932	34.6	15,208	29.2	8,724	57.4
	$69,113	100.0%	$52,138	100.0%	$16,975	32.6%

	Six Months Ended June 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
Industrial	$46,307	35.5%	$38,620	40.5%	$7,687	19.9%
Microfabrication	35,489	27.2	24,719	25.9	10,770	43.6
Aerospace and Defense	48,662	37.3	32,014	33.6	16,648	52.0
	$130,458	100.0%	$95,353	100.0%	$35,105	36.8%

The increases in revenue from the Industrial market for the three and six months ended June 30, 2021, compared to the same period of 2020, were driven by increases in unit sales, partially offset by lower average selling prices due to changes in product mix. The increases in revenue from the Microfabrication market for the three and six months ended June 30, 2021, compared to the same periods of 2020, were driven by increases in demand and unit sales of semiconductor lasers. The increases in revenue from the Aerospace and Defense market for the three and six months ended June 30, 2021, compared to the same periods of 2020, were primarily due to increased activity on existing research and development contracts.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
North America	$33,095	47.9%	$20,494	39.3%	$12,601	61.5%
China	18,759	27.1	21,495	41.2	(2,736)	(12.7)
Rest of World	17,259	25.0	10,149	19.5	7,110	70.1
	$69,113	100.0%	$52,138	100.0%	$16,975	32.6%

	Six Months Ended June 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
North America	$64,229	49.2%	$41,540	43.6%	$22,689	54.6%
China	34,336	26.3	33,537	35.2	799	2.4
Rest of World	31,893	24.4	20,276	21.2	11,617	57.3
	$130,458	100.0%	$95,353	100.0%	$35,105	36.8%

Geographic revenue information is based on the location to which we ship our products. The increases in North America revenue for the three and six months ended June 30, 2021, compared to the same periods of 2020, were primarily driven by increased revenue from the Aerospace and Defense market. The decrease in China revenue for the three months ended June 30, 2021, compared to the same period of 2020, was primarily due to decreased sales in the Industrial market, while the increase in China revenue for the six months ended June 30, 2021, compared to the same period of 2020, was driven by higher sales in all markets. The increases in Rest of World revenue for the three and six months ended June 30, 2021, compared to the same periods of 2020, were primarily due to increased sales in the Microfabrication market.

Cost of Revenues and Gross Margin

Cost of Laser Products revenue consists primarily of manufacturing materials, payroll, shipping and handling costs, tariffs and manufacturing-related overhead. We order materials and supplies based on backlog and forecasted customer orders. We expense all warranty costs and inventory provisions as cost of revenues. Cost of Advanced Development revenue consists of materials, labor, subcontracting costs, and an allocation of indirect costs including overhead and general and administrative.

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$19,871	$1,004	$(550)	$20,325
Gross margin	37.1%	6.5%	NM	29.4%

	Six Months Ended June 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$37,302	$1,709	$(1,041)	$37,970
Gross margin	37.0%	5.8%	NM	29.1%

	Three Months Ended June 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$12,846	$549	$(339)	$13,056
Gross margin	28.5%	7.8%	NM	25.0%

	Six Months Ended June 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$22,221	$1,020	$(684)	$22,557
Gross margin	27.1%	7.7%	NM	23.7%

The increases in Laser Products gross margin for the three and six months ended June 30, 2021, compared to the same periods of 2020, were driven primarily by sales mix, product cost improvements, and improved factory utilization from higher production volume. The decreases in Advanced Development gross margin for the three and six months ended June 30, 2021, compared to the same periods of 2020, were primarily due to changes in the composition of research and development contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended June 30,		Change
	2021	2020	$	%
Research and development	$14,282	$9,472	$4,810	50.8%

	Six Months Ended June 30,		Change
	2021	2020	$	%
Research and development	$25,992	$18,010	$7,982	44.3%

The increases in research and development expense for the three and six months ended June 30, 2021, compared to the same periods in 2020, were primarily due to increases in stock-based compensation of $1.4 million and $2.6 million, respectively, and increased employee costs and project-related expenses to support our development efforts.

Sales, General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	$	%
Sales, general, and administrative	$15,057	$9,633	$5,424	56.3%

	Six Months Ended June 30,		Change
	2021	2020	$	%
Sales, general, and administrative	$26,771	$17,333	$9,438	54.5%

The increases in sales, general and administrative expense for the three and six months ended June 30, 2021, compared to the same periods in 2020 were primarily due to increase in stock-based compensation of $3.9 million and $6.9 million, respectively, and increased employee costs and professional service fees to support our continued growth.

Interest Income (Expense), net

	Three Months Ended June 30,		Change
	2021	2020	$	%
Interest income (expense), net	$(32)	$(65)	$33	50.8%

	Six Months Ended June 30,		Change
	2021	2020	$	%
Interest income (expense), net	$(106)	$218	$(324)	(148.6)%

The changes in interest income (expense), net, for the three and six months ended June 30, 2021, compared to the same periods in 2020 were primarily attributable to decreases in the market rates on money market funds, offset partially by the March 2021 cash infusion from our public offering of stock.

Other Income (Expense), net

	Three Months Ended June 30,		Change
	2021	2020	$	%
Other income (expense), net	$118	$(298)	$416	139.6%

	Six Months Ended June 30,		Change
	2021	2020	$	%
Other income (expense), net	$144	$(414)	$558	134.8%

The increases in other income (expense), net for the three and six months ended June 30, 2021, compared to the same periods in 2020 were primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2021	2020	$	%
Income tax expense (benefit)	$(1,038)	$418	$(1,456)	(348.3)%

	Six Months Ended June 30,		Change
	2021	2020	$	%
Income tax expense (benefit)	$(716)	$1,323	$(2,039)	(154.1)%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy and Korea. We also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the U.S. and China, we continue to maintain a full valuation allowance in both jurisdictions as of June 30, 2021.

The decreases in income tax expense for the three and six months ended June 30, 2021, compared to the same periods in 2020 were driven by decreases in income from our Finland operations and a discrete tax benefit related to return to provision true ups and expiring statue of limitation of unrecognized tax positions. Our tax expense is dependent on the geographic mix of earnings and primarily related to our foreign operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $175.4 million and $102.3 million as of June 30, 2021 and December 31, 2020, respectively.

For the six months ended June 30, 2021, our principal uses of liquidity were to fund our working capital needs. Our principal sources of liquidity for the six months ended June 30, 2021 was from our equity offering and cash flows from operations.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$3,085	$7,002
Net cash used in investing activities	(8,469)	(17,668)
Net cash provided by financing activities	78,551	14,340
Effect of exchange rate changes on cash	(126)	(27)
Net increase in cash, cash equivalents and restricted cash	$73,041	$3,647

Net Cash Provided by Operating Activities

During the six months ended June 30, 2021, net cash provided by operating activities was $3.1 million, which was primarily driven by non‑cash expenses totaling $28.6 million related to depreciation and amortization, stock-based compensation, and other items, a $3.3 million increase in accounts payable and a $1.3 million increase in accrued and other long-term liabilities. These items were partially offset by our net loss of $14.0 million and increases of $8.6 million in inventory and $4.8 million in accounts receivable. The increase in inventory was driven primarily by an expected increase in future period sales, the increase in accounts receivable was attributable to the increase in revenue and timing of shipments during the quarter, and the increase in accounts payable was attributable to the increase in inventory and the timing of vendor payments.
During the six months ended June 30, 2020, net cash provided by operating activities was $7.0 million, which was primarily driven by non-cash expenses totaling $17.7 million related to depreciation and amortization, stock-based compensation, and other items, a $7.4 million increase in accounts payable and a $3.0 million decrease in account receivable. These items were partially offset by our net loss of $14.3 million, a $4.5 million increase in inventory, a $1.8 million increase in prepaid expenses and other current assets and a $2.1 million increase in other assets. The increase in inventory supported new product introductions, decreased customer lead times and increased safety stock. The increase in accounts payable was primarily driven by the timing of vendor payments.

Net Cash Used in Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $8.5 million, primarily resulting from $8.0 million of capital expenditures related to investments in manufacturing equipment and improvements to our corporate facility.

During the six months ended June 30, 2020, net cash used in investing activities was $17.7 million, primarily resulting from $17.0 million of capital expenditures related to the acquisition of commercial property and other investments in manufacturing equipment for our worldwide operations.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $78.6 million, which was primarily driven by our follow-on public offering of $82.4 million, net of offering costs, and $1.5 million of proceeds from stock options exercises and employee stock program purchases, partially offset by $4.6 million of withholding tax payments related to the vesting of stock awards.

During the six months ended June 30, 2020, net cash provided by financing activities was $14.3 million, which was primarily driven by proceeds from our revolving line of credit of $15.0 million to acquire commercial property, and $1.5 million of proceeds from stock options exercises and employee stock program purchases, offset by $2.2 million of withholding tax payments related to the vesting of stock awards.

Credit Facilities

We have a $40.0 million revolving line of credit with Pacific Western Bank which is secured by our assets and expires in September 2021. Interest on the line of credit is based primarily on the London Interbank Offered Rate (LIBOR), or an alternative rate such as the Prime rate, plus or minus, respectively, a margin based on certain liquidity levels. The loan agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. As of June 30, 2021, no amounts were outstanding under the line of credit, and we were in compliance with all covenants under the loan agreement.

Contractual Obligations

For the six months ended June 30, 2021, our operating lease obligations increased by approximately $5.8 million. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

Since inception, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Inflation

While we do not believe that inflation had a material effect on our business, financial condition or results of operations through June 30, 2021, we experienced wage and benefits increases during the three months ended June 30, 2021. We expect that those increases will continue to impact our labor costs. If our costs, including labor costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NLIGHT, INC.
(Registrant)

August 6, 2021	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

August 6, 2021	By:	/s/ RAN BAREKET
Date		Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)