Form 10-Q
period 2021-09-30
NLIGHT, INC.
filed 2021-11-05
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

As of November 2, 2021, the Registrant had 43,920,633 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$165,584	$102,282
Accounts receivable, net of allowances of $299 and $367	36,490	31,820
Inventory	70,683	54,706
Prepaid expenses and other current assets	17,267	11,767
Total current assets	290,024	200,575
Restricted cash	250	291
Lease right-of-use assets	17,187	12,302
Property, plant and equipment, net	52,303	44,480
Intangible assets, net	5,580	8,345
Goodwill	12,437	12,484
Other assets, net	4,190	5,167
Total assets	$381,971	$283,644

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,868	$21,057
Accrued liabilities	15,742	15,321
Deferred revenues	1,607	2,528
Current portion of lease liabilities	2,858	2,273
Current portion of long-term debt	—	184
Total current liabilities	52,075	41,363
Non-current income taxes payable	6,988	7,556
Long-term lease liabilities	14,921	10,375
Long-term debt	—	215
Other long-term liabilities	3,989	4,221
Total liabilities	77,973	63,730
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 43,876 and 39,793 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively.	15	15
Additional paid-in capital	464,090	358,544
Accumulated other comprehensive loss	(802)	(259)
Accumulated deficit	(159,305)	(138,386)
Total stockholders’ equity	303,998	219,914
Total liabilities and stockholders’ equity	$381,971	$283,644

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products	$54,393	$51,117	$155,289	$133,151
Development	17,842	10,615	47,404	23,934
Total revenue	72,235	61,732	202,693	157,085
Cost of revenue:
Products	34,193	34,645	98,828	95,142
Development	16,647	9,927	44,500	22,226
Total cost of revenue	50,840	44,572	143,328	117,368
Gross profit	21,395	17,160	59,365	39,717
Operating expenses:
Research and development	14,838	11,126	40,830	29,136
Sales, general, and administrative	13,316	10,010	40,087	27,343
Total operating expenses	28,154	21,136	80,917	56,479
Loss from operations	(6,759)	(3,976)	(21,552)	(16,762)
Other income (expense):
Interest income (expense), net	(20)	(96)	(126)	122
Other income, net	102	477	246	63
Loss before income taxes	(6,677)	(3,595)	(21,432)	(16,577)
Income tax expense (benefit)	203	(1,485)	(513)	(162)
Net loss	$(6,880)	$(2,110)	$(20,919)	$(16,415)
Net loss per share, basic and diluted	$(0.16)	$(0.05)	$(0.50)	$(0.43)
Shares used in per share calculations, basic and diluted	42,884	38,558	41,759	38,195

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(6,880)	$(2,110)	$(20,919)	$(16,415)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(378)	1,091	(543)	928
Comprehensive loss	$(7,258)	$(1,019)	$(21,462)	$(15,487)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2021	43,181	$15	$457,480	$(424)	$(152,425)	$304,646
Net loss	—	—	—	—	(6,880)	(6,880)
Issuance of common stock pursuant to exercise of stock options	193	—	205	—	—	205
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	502	—	(3,667)	—	—	(3,667)
Stock-based compensation	—	—	10,072	—	—	10,072
Cumulative translation adjustment, net of tax	—	—	—	(378)	—	(378)
Balance, September 30, 2021	43,876	$15	$464,090	$(802)	$(159,305)	$303,998

	Nine Months Ended September 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2020	39,793	$15	$358,544	$(259)	$(138,386)	$219,914
Net loss	—	—	—	—	(20,919)	(20,919)
Proceeds from follow-on offering, net of offering costs	2,537	—	82,354	—	—	82,354
Issuance of common stock pursuant to exercise of stock options	746	—	975	—	—	975
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	767	—	(8,265)	—	—	(8,265)
Issuance of common stock under the Employee Stock Purchase Plan	33	—	750	—	—	750
Stock-based compensation	—	—	29,732	—	—	29,732
Cumulative translation adjustment, net of tax	—	—	—	(543)	—	(543)
Balance, September 30, 2021	43,876	$15	$464,090	$(802)	$(159,305)	$303,998

	Three Months Ended September 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2020	38,850	$15	$345,917	$(2,848)	$(131,759)	$211,325
Net loss	—	—	—	—	(2,110)	(2,110)
Issuance of common stock pursuant to exercise of stock options	115	—	260	—	—	260
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	370	—	(1,157)	—	—	(1,157)
Stock-based compensation	—	—	6,683	—	—	6,683
Cumulative translation adjustment, net of tax	—	—	—	1,091	—	1,091
Balance, September 30, 2020	39,335	$15	$351,703	$(1,757)	$(133,869)	$216,092

	Nine Months Ended September 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2019	38,084	$15	$336,732	$(2,685)	$(117,454)	$216,608
Net loss	—	—	—	—	(16,415)	(16,415)
Issuance of common stock pursuant to exercise of stock options	633	—	1,117	—	—	1,117
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	579	—	(3,314)	—	—	(3,314)
Issuance of common stock under the Employee Stock Purchase Plan	39	—	685	—	—	685
Stock-based compensation	—	—	16,483	—	—	16,483
Cumulative translation adjustment, net of tax	—	—	—	928	—	928
Balance, September 30, 2020	39,335	$15	$351,703	$(1,757)	$(133,869)	$216,092

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,919)	$(16,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,670	5,614
Amortization	4,641	4,319
Reduction in carrying amount of right-of-use assets	2,435	2,162
Provision for (recoveries of) losses on accounts receivable	(70)	84
Stock-based compensation	29,732	16,483
Deferred income taxes	(11)	—
Loss on disposal of assets	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,580)	4,094
Inventory	(16,169)	(6,411)
Prepaid expenses and other current assets	(5,542)	(4,753)
Other assets	(437)	(2,418)
Accounts payable	9,699	10,565
Accrued and other long-term liabilities	907	1,494
Deferred revenues	(925)	1,405
Lease liabilities	(2,156)	(2,120)
Non-current income taxes payable	(591)	591
Net cash provided by operating activities	2,687	14,694
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(291)	(168)
Purchases of property, plant and equipment	(13,636)	(19,395)
Capitalization of patents	(303)	(717)
Net cash used in investing activities	(14,230)	(20,280)
Cash flows from financing activities:
Proceeds from public offerings, net of offering costs	82,354	—
Proceeds from term loan	—	15,000
Principal payments on debt and financing leases	(428)	(15,126)
Payment of contingent consideration related to acquisition	(326)	—
Proceeds from employee stock plan purchases	750	685
Proceeds from stock option exercises	975	1,117
Tax payments related to stock award issuances	(8,265)	(3,314)
Net cash provided by (used in) financing activities	75,060	(1,638)
Effect of exchange rate changes on cash	(256)	373
Net increase (decrease) in cash, cash equivalents, and restricted cash	63,261	(6,851)
Cash, cash equivalents, and restricted cash, beginning of period	102,573	117,294
Cash, cash equivalents, and restricted cash, end of period	$165,834	$110,443
Supplemental disclosures:
Cash paid (received) for interest, net	$116	$(312)
Cash paid for income taxes	434	1,015
Right-of-use assets obtained in exchange for lease liabilities	7,348	13,470
Accrued purchases of property, equipment and patents	2,287	1,294

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements of nLIGHT, Inc. and our wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the nine months ended September 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Note 2 - Acquisitions
nLIGHT Europe Srl (formerly known as OPI Photonics Srl)
On July 30, 2020, we acquired the outstanding shares of OPI Photonics S.r.l. (OPI), an Italian limited liability company, for cash consideration of approximately $1.6 million, of which $0.2 million was paid at closing with the remaining $1.4 million to be paid over the next 24 months. The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values, and the excess of purchase price over the fair value amounts representing goodwill. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions as of the reporting date and are considered preliminary. Changes to amounts recorded as assets or liabilities may result in corresponding adjustments to goodwill. Pro forma financial information has not been provided for the purchase as it was not material to our overall financial position.

During the nine months ended September 30, 2021, accrued acquisition consideration of $0.6 million, including contingent consideration of $0.3 million, was paid to the sellers of OPI.

Note 3 - Revenue

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Industrial	$26,737	$21,880	$73,044	$60,500
Microfabrication	17,695	14,052	53,184	38,771
Aerospace and Defense	27,803	25,800	76,465	57,814
	$72,235	$61,732	$202,693	$157,085

Sales by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$37,430	$31,384	$101,659	$72,924
China	13,709	19,186	48,045	52,723
Rest of World	21,096	11,162	52,989	31,438
	$72,235	$61,732	$202,693	$157,085

Sales by Timing of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Point in time	$53,070	$51,101	$150,187	$133,304
Over time	19,165	10,631	52,506	23,781
	$72,235	$61,732	$202,693	$157,085

Our contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2021	December 31, 2020
Contract assets	Prepaid expenses and other current assets	$11,771	$5,680
Contract liabilities	Deferred revenues and other long-term liabilities	2,420	2,985

During the three and nine months ended September 30, 2021, we recognized revenue of $0.3 million and $2.1 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. Government	23%	16%	21%	13%
Quick Laser Technology Co., Ltd.	(1)	13%	(1)	13%
Raytheon Technologies	(1)	12%	(1)	13%

(1) Represents less than 10% of total revenues

Financial instruments that potentially expose us to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2021 and December 31, 2020, two customers accounted for approximately 33% and 43%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable at either date.

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
Our financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. Our fair value hierarchy for our financial instruments consists of cash equivalents as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Money market securities	$136,894	$—	$—	$136,894
Commercial paper	3,885	—	—	3,885
Total	$140,779	$—	$—	$140,779

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market securities	$74,084	$—	$—	$74,084
Commercial paper	1,584	—	—	1,584
Total	$75,668	$—	$—	$75,668

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
Inventory consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Raw materials	$29,725	$21,410
Work in process and semi-finished goods	24,085	21,320
Finished goods	16,873	11,976
	$70,683	$54,706

Note 7 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

		As of
	Useful life (years)	September 30, 2021	December 31, 2020
Automobile	3	$113	$34
Computer hardware and software	3 - 5	6,046	4,840
Manufacturing and lab equipment	2 - 7	76,652	69,849
Office equipment and furniture	5 - 7	2,168	1,605
Leasehold and building improvements	2 - 12	26,956	21,934
Buildings	30	9,392	9,081
Land	N/A	3,399	3,399
		124,726	110,742
Accumulated depreciation		(72,423)	(66,262)
		$52,303	$44,480

Note 8 - Intangible Assets and Goodwill
Intangibles
The details of amortizing intangible assets are as follows (in thousands):

	Estimated useful life (in years)	As of
		September 30, 2021	December 31, 2020
Patents	3 - 5	$5,965	$6,199
Development programs	2 - 4	7,200	7,200
Developed technology	5	1,125	1,226
		14,290	14,625
Accumulated amortization		(8,710)	(6,280)
		$5,580	$8,345

Estimated amortization expense for future years is as follows (in thousands):

Remainder of 2021	$868
2022	2,431
2023	1,749
2024	396
2025	136
$5,580

Goodwill
The carrying amount of goodwill by segment is as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2020	$2,236	$10,248	$12,484
Currency exchange rate adjustment	(47)	—	(47)
Balance, September 30, 2021	$2,189	$10,248	$12,437

Note 9 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Accrued payroll and benefits	$11,568	$10,770
Product warranty, current	2,251	2,122
Other accrued expenses	1,923	2,429
	$15,742	$15,321

Note 10 - Product Warranties
We provide warranties on certain products and record a liability for the estimated future costs associated with warranty claims at the time revenue is recognized. The warranty liability is based on historical experience, any specifically identified failures, and our estimate of future costs. The current portion of our product warranty liability is included in the Accrued liabilities and the long-term portion is included in Other long-term liabilities on our Consolidated Balance Sheets.

Product warranty liability activity was as follows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Product warranty liability, beginning	$4,711	$2,984
Warranty charges incurred, net	(1,699)	(2,259)
Provision for warranty charges, net of adjustments	2,431	3,425
Acquired warranty	—	100
Product warranty liability, ending	5,443	4,250
Less: current portion of product warranty liability	(2,251)	(1,982)
Non-current portion of product warranty liability	$3,192	$2,268

Note 11 - Line of Credit Facility

We have a $40.0 million revolving line of credit (LOC) with Pacific Western Bank dated September 24, 2018, which is secured by our assets.

On September 24, 2021, we amended the LOC to extend the maturity date to September 24, 2024, remove LIBOR references and update the financial covenants.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime rate minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at September 30, 2021 and we were in compliance with all covenants.

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 30, 2021, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.2 to 13.7 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.8 to 4.7 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 9 years at September 30, 2021, and the weighted-average discount rate was 3.6%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease expense:
Operating lease expense	$968	$758	$2,933	$2,178
Short-term lease expense	172	35	456	153
Variable and other lease expense	192	128	549	381
	$1,332	$921	$3,938	$2,712

Future minimum payments under our non-cancelable lease obligations were as follows as of September 30, 2021 (in thousands):

Remainder of 2021	$914
2022	3,333
2023	2,508
2024	2,361
2025	1,913
Thereafter	10,041
Total minimum lease payments	21,070
Less: interest	(3,291)
Present value of net minimum lease payments	17,779
Less: current portion of lease liabilities	(2,858)
Total long-term lease liabilities	$14,921

Note 14 - Stockholders' Equity and Stock-Based Compensation

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

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2020	653	$21.30
Awards granted	358	33.12
Awards vested	(258)	25.08
RSAs at September 30, 2021	753	$25.63

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2020	2,800	$20.54
Awards granted	1,143	33.39
Awards vested	(707)	24.74
Awards forfeited	(94)	33.94
RSUs at September 30, 2021	3,142	$23.86

The total fair value of RSAs and RSUs vested during the nine months ended September 30, 2021 was $6.5 million and $17.5 million, respectively. Awards outstanding as of September 30, 2021 include 0.8 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes our stock option activity during the nine months ended September 30, 2021 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	3,358	$1.53	5.3	$104,510
Options exercised	(746)	$1.31
Options canceled	(3)	$3.74
Outstanding, September 30, 2021	2,609	$1.59	4.6	$69,408
Options exercisable at September 30, 2021	2,319	$1.26	4.5	$62,450
Options vested as of September 30, 2021 and expected to vest after September 30, 2021	2,609	$1.59	4.6	$69,408

Total intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020 was $23.3 million and $11.2 million, respectively. We received proceeds of $1.0 million and $1.1 million from the exercise of options for each of the nine months ended September 30, 2021 and 2020, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan was as follows (in thousands, except weighted average per share prices):

Nine Months Ended September 30, 2021
Shares issued	33
Weighted-average per share purchase price	$22.41
Weighted-average per share discount from the fair value of our common stock on date of issuance	$3.95

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$740	$505	$1,780	$1,189
Research and development	3,782	2,545	10,408	6,602
Sales, general and administrative	5,550	3,633	17,544	8,692
	$10,072	$6,683	$29,732	$16,483

Unrecognized Compensation Costs
As of September 30, 2021, total unrecognized stock-based compensation was $79.2 million, which will be recognized over an average expected recognition period of 2.8 years.

Common Stock Repurchase Plan
On November 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding shares of common stock. As of September 30, 2021, no repurchases had been executed under the program.

Note 15 - Segment Information

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$54,393	$17,842	$—	$72,235
Gross profit	$20,940	$1,195	$(740)	$21,395
Gross margin	38.5%	6.7%	NM	29.6%

	Nine Months Ended September 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$155,289	$47,404	$—	$202,693
Gross profit	$58,241	$2,904	$(1,780)	$59,365
Gross margin	37.5%	6.1%	NM	29.3%

	Three Months Ended September 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$51,117	$10,615	$—	$61,732
Gross profit	$16,977	$688	$(505)	$17,160
Gross margin	33.2%	6.5%	NM	27.8%

	Nine Months Ended September 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$133,151	$23,934	$—	$157,085
Gross profit	$39,198	$1,708	$(1,189)	$39,717
Gross margin	29.4%	7.1%	NM	25.3%

Corporate and Other is unallocated expenses related to stock-based compensation.

There have been no material changes to the geographic locations of our long‑lived assets, net, based on the location of the assets, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Note 16 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all period presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units and awards	2,195	3,498	2,547	2,129
Employee stock purchase plan	—	39	—	—
Common stock options	2,544	3,593	2,717	3,593
	4,739	7,130	5,264	5,722
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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: our ability to develop innovative products; the implementation of our business model and strategic plans, including estimates regarding expenses and capital requirements; the impact of inflation; our future financial performance; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; the effect on our business of litigation to which we are or may become a party; and the sufficiency of our existing liquidity sources to meet our cash needs.

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

Revenues increased to $202.7 million in the nine months ended September 30, 2021 compared to $157.1 million in the same period of 2020 as a result of higher revenue across all end markets. We generated a net loss of $20.9 million for the nine months ended September 30, 2021 compared to a net loss of $16.4 million for the same period of 2020.

Factors Affecting Our Performance

For factors affecting our performance, reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the factors affecting our performance since December 31, 2020.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products	75.3%	82.8%	76.6%	84.8%
Development	24.7	17.2	23.4	15.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	47.3	56.1	48.8	60.6
Development	23.1	16.2	21.9	14.1
Total cost of revenue	70.4	72.2	70.7	74.7
Gross profit	29.6	27.8	29.3	25.3
Operating expenses:
Research and development	20.5	18.0	20.1	18.6
Sales, general, and administrative	18.4	16.2	19.8	17.4
Total operating expenses	38.9	34.2	39.9	36.0
Loss from operations	(9.3)	(6.4)	(10.6)	(10.7)
Other income (expense):
Interest income (expense), net	—	(0.2)	(0.1)	0.1
Other income, net	0.1	0.8	0.1	—
Loss before income taxes	(9.2)	(5.8)	(10.6)	(10.6)
Income tax expense (benefit)	0.3	(2.4)	(0.3)	(0.2)
Net loss	(9.5)%	(3.4)%	(10.3)%	(10.4)%

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
Laser Products	$54,393	75.3%	$51,117	82.8%	$3,276	6.4%
Advanced Development	17,842	24.7	10,615	17.2	7,227	68.1
	$72,235	100.0%	$61,732	100.0%	$10,503	17.0%

	Nine Months Ended September 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
Laser Products	$155,289	76.6%	$133,151	84.8%	$22,138	16.6%
Advanced Development	47,404	23.4	23,934	15.2	23,470	98.1
	$202,693	100.0%	$157,085	100.0%	$45,608	29.0%

The increases in Laser Products revenue for the three and nine months ended September 30, 2021, compared to the same periods of 2020, were driven by increased sales to the Industrial and Microfabrication markets as discussed below, offset partially by a decrease in product sales to the Aerospace and Defense market. The increases in Advanced Development revenue were primarily due to increased activity on existing research and development contracts.

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
Industrial	$26,737	37.0%	$21,880	35.4%	$4,857	22.2%
Microfabrication	17,695	24.5	14,052	22.8	3,643	25.9
Aerospace and Defense	27,803	38.5	25,800	41.8	2,003	7.8
	$72,235	100.0%	$61,732	100.0%	$10,503	17.0%

	Nine Months Ended September 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
Industrial	$73,044	36.0%	$60,500	38.5%	$12,544	20.7%
Microfabrication	53,184	26.2	38,771	24.7	14,413	37.2
Aerospace and Defense	76,465	37.8	57,814	36.8	18,651	32.3
	$202,693	100.0%	$157,085	100.0%	$45,608	29.0%

The increases in revenue from the Industrial market for the three and nine months ended September 30, 2021, compared to the same periods of 2020, were driven by increases in unit sales outside of China, partially offset by lower average selling prices due to changes in product mix and lower unit sales in China. The increases in revenue from the Microfabrication market for the three and nine months ended September 30, 2021, compared to the same periods of 2020, were driven by increases in demand and unit sales of semiconductor lasers. The increases in revenue from the Aerospace and Defense market for the three and nine months ended September 30, 2021, compared to the same periods of 2020, were primarily due to increased activity on existing research and development contracts, offset partially by a decrease in product sales.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
North America	$37,430	51.8%	$31,384	50.8%	$6,046	19.3%
China	13,709	19.0	19,186	31.1	(5,477)	(28.5)
Rest of World	21,096	29.2	11,162	18.1	9,934	89.0
	$72,235	100.0%	$61,732	100.0%	$10,503	17.0%

	Nine Months Ended September 30,				Change
	2021	% of Revenue	2020	% of Revenue	$	%
North America	$101,659	50.2%	$72,924	46.4%	$28,735	39.4%
China	48,045	23.7	52,723	33.6	(4,678)	(8.9)
Rest of World	52,989	26.1	31,438	20.0	21,551	68.6
	$202,693	100.0%	$157,085	100.0%	$45,608	29.0%

Geographic revenue information is based on the location to which we ship our products. The increases in North America revenue for the three and nine months ended September 30, 2021, compared to the same periods of 2020, were primarily driven by increased revenue from the Aerospace and Defense and Industrials markets. The decreases in China revenue for the three and nine months ended September 30, 2021, compared to the same periods of 2020, were primarily due to decreased sales in the Industrial market. The increases in Rest of World revenue for the three and nine months ended September 30, 2021, compared to the same periods of 2020, were primarily due to increased sales in the Microfabrication and Industrial markets.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$20,940	$1,195	$(740)	$21,395
Gross margin	38.5%	6.7%	NM	29.6%

	Nine Months Ended September 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$58,241	$2,904	$(1,780)	$59,365
Gross margin	37.5%	6.1%	NM	29.3%

	Three Months Ended September 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$16,977	$688	$(505)	$17,160
Gross margin	33.2%	6.5%	NM	27.8%

	Nine Months Ended September 30, 2020
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$39,198	$1,708	$(1,189)	$39,717
Gross margin	29.4%	7.1%	NM	25.3%

The increases in Laser Products gross margin for the three and nine months ended September 30, 2021, compared to the same periods of 2020, were driven primarily by sales mix, product cost improvements, and improved factory utilization from higher production volume. The fluctuations in Advanced Development gross margin for the three and nine months ended September 30, 2021, compared to the same periods of 2020, were primarily due to changes in the composition of research and development contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended September 30,		Change
	2021	2020	$	%
Research and development	$14,838	$11,126	$3,712	33.4%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Research and development	$40,830	$29,136	$11,694	40.1%

The increases in research and development expense for the three and nine months ended September 30, 2021, compared to the same periods in 2020, were primarily due to increases in stock-based compensation of $1.2 million and $3.8 million, respectively, and increased employee headcount and related costs, and project-related expenses, to support our development efforts.

Sales, General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	$	%
Sales, general, and administrative	$13,316	$10,010	$3,306	33.0%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Sales, general, and administrative	$40,087	$27,343	$12,744	46.6%

The increases in sales, general and administrative expense for the three and nine months ended September 30, 2021, compared to the same periods in 2020 were primarily due to increases in stock-based compensation of $1.9 million and $8.9 million, respectively, and increased employee costs and professional service fees to support our continued growth.

Interest Income (Expense), net

	Three Months Ended September 30,		Change
	2021	2020	$	%
Interest income (expense), net	$(20)	$(96)	$76	79.2%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Interest income (expense), net	$(126)	$122	$(248)	(203.3)%

The change in interest income (expense), net, for the nine months ended September 30, 2021, compared to the same period in 2020 were primarily attributable to increase in bank charges and changes in the market rates on money market funds, offset partially by the March 2021 cash infusion from our public offering of stock. There was no significant change in interest income (expense), net, for the three months ended September 30, 2021, compared to the same period in 2020.

Other Income (Expense), net

	Three Months Ended September 30,		Change
	2021	2020	$	%
Other income (expense), net	$102	$477	$(375)	78.6%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Other income (expense), net	$246	$63	$183	290.5%

The fluctuations in other income (expense), net for the three and nine months ended September 30, 2021, compared to the same periods in 2020 were primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2021	2020	$	%
Income tax expense (benefit)	$203	$(1,485)	$1,688	(113.7)%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Income tax expense (benefit)	$(513)	$(162)	$(351)	216.7%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy and Korea. We also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the U.S. and China, we continue to maintain a full valuation allowance in both jurisdictions as of September 30, 2021.

The increase in income tax expense for the three months ended September 30, 2021 compared to the same period in 2020 was driven by a discrete tax benefit related to return to provision true ups in the third quarter of 2020.The increase in income tax benefit for the nine months ended September 30, 2021, compared to the same period in 2020 was driven by a decrease in income from our Finland operations and a discrete tax benefit related to return to provision true ups and an expiring statute of limitations on unrecognized tax positions. Our tax expense is dependent on the geographic mix of earnings and primarily related to our foreign operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $165.6 million and $102.3 million as of September 30, 2021 and December 31, 2020, respectively.

For the nine months ended September 30, 2021, our principal uses of liquidity were to fund our working capital needs, purchase property, plant and equipment, and make withholding tax payments related to the vesting of stock awards. Our principal source of liquidity for the nine months ended September 30, 2021 was from our equity offering.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$2,687	$14,694
Net cash used in investing activities	(14,230)	(20,280)
Net cash provided by (used in) financing activities	75,060	(1,638)
Effect of exchange rate changes on cash	(256)	373
Net increase (decrease) in cash, cash equivalents and restricted cash	$63,261	$(6,851)

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2021, net cash provided by operating activities was $2.7 million, which was primarily driven by non‑cash expenses totaling $43.4 million related to depreciation and amortization, stock-based compensation, and other items, a $9.7 million increase in accounts payable and a $0.9 million increase in accrued and other long-term liabilities. These items were partially offset by our net loss of $20.9 million and increases of $16.2 million in inventory and $4.6 million in accounts receivable. The increase in inventory was driven primarily by an expected increase in future period sales. The increase in accounts receivable was attributable to the increase in revenue and timing of shipments during the quarter. The increase in accounts payable was attributable to the increase in inventory and the timing of vendor payments.
During the nine months ended September 30, 2020, net cash provided by operating activities was $14.7 million, which was primarily driven by $16.4 million of net loss reported for the period, and non-cash adjustments of $28.7 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by increases of $6.4 million in inventory and $10.6 million in accounts payable. The increase in inventory supported new product introductions, decreased customer lead times and increased safety stock. The increase in accounts payable was primarily driven by timing of vendor payments.
Net Cash Used in Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $14.2 million, primarily resulting from $13.6 million of capital expenditures related to investments in manufacturing equipment and improvements to our corporate facility.

During the nine months ended September 30, 2020, net cash used in investing activities was $20.3 million, primarily resulting from $19.4 million of capital expenditures related to the acquisition of commercial property and other investments in manufacturing equipment for our worldwide operations.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $75.1 million, which was primarily driven by our follow-on public offering of $82.4 million, net of offering costs, and $1.7 million of proceeds from stock options exercises and employee stock program purchases, partially offset by $8.3 million of withholding tax payments related to the vesting of stock awards.

During the nine months ended September 30, 2020, net cash used in financing activities was $1.6 million, which was primarily driven by $3.3 million of withholding tax payments related to vesting of restricted stock awards, offset by $1.8 million of proceeds from stock options exercises and employee stock program purchases. In addition, the $15.0 million in proceeds from our revolving line of credit drawn in the first quarter of 2020 was paid in full during the third quarter of 2020.

Credit Facilities

We have a $40.0 million revolving line of credit, or LOC, with Pacific Western Bank dated September 24, 2018, which is secured by our assets.

On September 24, 2021, we amended the LOC to extend the maturity date to September 24, 2024, remove LIBOR references and update the financial covenants.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at September 30, 2021 and we were in compliance with all covenants.

Contractual Obligations

For the nine months ended September 30, 2021, our operating lease obligations increased by approximately $5.1 million. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

Since inception, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for another contractually narrow or limited purpose.

Inflation

While we do not believe that inflation had a material effect on our business, financial condition or results of operations through September 30, 2021, we have experienced higher than expected increases in wages and other compensation costs, and shipping costs during the six months ended September 30, 2021. We expect those increases will continue to impact our cost structure. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38462	3.1	April 21, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
10.1	Second Amendment, dated May 27, 2021, to the Second Amended and Restated Loan and Security Agreement, dated September 24, 2018, by and between nLIGHT, Inc. and Pacific Western Bank					X
10.2	Third Amendment, dated September 24, 2021, to the Second Amended and Restated Loan and Security Agreement dated September 24, 2018, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 28, 2021
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NLIGHT, INC.
(Registrant)

November 5, 2021	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

November 5, 2021	By:	/s/ RAN BAREKET
Date		Ran Bareket
Chief Financial Officer (Principal Accounting and Financial Officer)