Form 10-K
period 2021-12-31
NLIGHT, INC.
filed 2022-02-28
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on the last business day of its most recently completed second fiscal quarter (June 30, 2021), as reported on the Nasdaq Global Select Market, was approximately $1,538.0 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 22, 2022, the registrant had 44,336,617 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

Auditor Firm ID: 185              Auditor: KPMG LLP          Auditor Location: Portland, Oregon

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

Intellectual Property

As of December 31, 2021, we had over 600 worldwide issued and pending patents. Our success depends in part upon our ability to continue to innovate and invest in research and development to meet the needs of our customers, and to maintain and protect our proprietary technology. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections with our customers, suppliers, employees, and consultants that access our material intellectual property.

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

We maintain customer support and field service staff in our major markets around the world. In addition, many of our independent representatives and distributors have service teams who have been certified by nLIGHT to provide regional field service and support. We work closely with customers to service equipment and train customers to use and repair our products and explore additional applications for our technologies. We plan to expand our support and field service footprint, particularly in locations where business volume requires local service capabilities.

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

Customers

We sell to and support over 400 customers worldwide. A few customers drive a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 63%, 60% and 53% of our revenues in 2021, 2020 and 2019, respectively. Our global customers include the U.S. Government, Raytheon Technologies, HK Laser & Systems, MKS Instruments, Inc., and Northrop Grumman.

Information concerning revenue by end-market, geographic region based upon ship-to location, and segment appears under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 3 and 19 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Backlog

Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur. Backlog totaled $115.9 million and $135.8 million as of December 31, 2021 and 2020, respectively.

Approximately 20% of the backlog as of December 31, 2021 is not expected to be filled within the next 12 months. Our backlog is not necessarily indicative of revenues for any specific future period due to possible order cancellations or deferrals, and shipping or acceptance delays. Delays in delivery schedules or a reduction in backlog during any period could have a material adverse effect on our business and results of operations.

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

Some of our competitors are larger and have substantially greater financial, research and development, managerial, sales, service and marketing resources than we do. These companies will likely be able to expand into broader products and end markets, which may result in additional competitive pressures on us. Certain competitors also have higher sales volume than we do, which can enable them to lower the prices of their products. Moreover, certain of our customers have internal laser technologies, which may present additional competitive pressure.

We believe that our vertically-integrated business model, technology innovation, engineering capabilities, functionality, quality and customer service enable us to compete successfully in the markets we serve, taken as a whole.

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

As of December 31, 2021 we had over 1,300 full-time employees worldwide. Of our total full-time employees at our facilities, approximately 750 were in the United States, approximately 500 were based in China, and the remaining in the rest of the world. In Finland, certain employees belong to labor unions for their specialty. There are no labor unions to which our employees belong in any other location. We have not experienced any employee-led work stoppages at any of our facilities. We consider our relationship with our employees to be good.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements due to factors that are described below and elsewhere in this report. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Industry and the Markets We Serve

The markets for our products are highly competitive. If we fail to compete successfully, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

The industries in which we operate have significant price and technological competition. We compete with companies providing semiconductor and fiber lasers, and with companies offering conventional laser or non-laser solutions for the applications we target. Some of our competitors are larger and have substantially greater manufacturing, financial and research and development resources and larger installed customer bases than we do. Some of these competitors may receive government subsidies allowing them to compete more aggressively. These companies will likely be able to expand into broader products and end markets, which may result in additional competitive pressures on us. Certain competitors also have higher sales volume than we do, which can enable them to lower the prices of their products. Moreover, our OEM customers' internal production of laser technologies presents additional competitive pressure. To compete, we have reduced prices of some of our products in the past and we may be forced to lower our prices further in the future, which could negatively impact our revenues and gross margins. To remain competitive, we believe that we will be required to continue to invest significantly in research and development and manufacturing facilities. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to compete successfully. Any failure to compete successfully will materially adversely affect our business, financial condition, results of operations and growth prospects.

Changes in the markets we serve could materially adversely affect our revenues and profitability.

Our results of operations may vary based on the impact of changes in the industries we serve or in the global economy. For our products sold to the Industrial market, we believe demand is largely based on general economic conditions and we cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. For the Microfabrication market, a portion of our revenues depends on the demand for our products from semiconductor equipment companies. The semiconductor equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for manufacturing equipment, including laser-based tools and systems, and which limits our ability to predict our business prospects and financial results in this market. The Aerospace and Defense market is largely dependent on government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities, all of which are beyond our control. Many of our customers in the defense industry are subcontractors that must negotiate our proposals with the U.S. government. Our continuing relationship with these customers and the ability of these customers to pay for our products is dependent on the U.S. government's decision to accept or reject our customers' terms, which can be delayed for a substantial period of time and is largely outside of our control. Such delays could result in decreased revenues and could materially adversely harm our results of operations in any given period.

Products in the laser industry are experiencing declining average selling prices, and future success depends in part on our ability to increase our volumes and decrease our costs to offset potential declines in the average selling prices of our products.

Products in the laser industries generally, and our products specifically, have experienced and may in the future experience a significant decline in average selling prices (ASPs) on maturing products due to increased competition and price pressures from customers. As competing products become more widely available, the ASPs of our products may decrease, and such decreases may vary by product and market. Due to the fixed cost of production, the average cost per unit of our products typically declines as our production volumes rise. For this reason, we may decide to offer products at ASPs that result in low initial gross margins to us with an intention to drive sales and production volumes higher, in turn lowering our average cost per unit. Because of these factors, we have experienced, and we may continue to experience, fluctuations in our results of operations on a quarterly or annual basis. If the ASPs of our products decline and we are unable to increase our unit volumes, introduce new or enhanced products with higher ASPs or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our gross margins could decline, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We have incurred recurring net losses since our inception in 2000 and expect our operating costs to continue to increase in future periods as we expend substantial financial and other resources on, among other things, business and headcount expansion in operations, sales and marketing, research and development, and administration as a public company. These expenditures may not result in additional revenues or business growth. If we fail to grow revenues or to sustain profitability while our operating costs increase, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

Our revenue growth rate in prior periods may not be indicative of our future performance.

Our historical revenue growth rate may not be indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenues for any prior quarterly or annual periods as an indication of our future revenues or revenue growth. Our results of operations may vary as a result of a number of factors, including our ability to execute on our business strategy and expand our manufacturing capacity, the general economic conditions and the legal and regulatory environment in the United States, China and globally, and competitive pressures as well as other factors that are outside of our control.

We have high levels of fixed costs and inventory levels that may materially adversely affect our gross profits and results of operations if demand for our products declines or we maintain excess inventory levels.

We conduct our own manufacturing operations and have a high fixed cost base, including significant costs for the employees in our manufacturing operations. We may not be able to adjust our production levels or fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Gross profit, in absolute dollars and as a percentage of revenues, is impacted by our volumes, product sales mix, the corresponding absorption of fixed manufacturing overhead expenses, production costs and manufacturing yields. In addition, because we design and manufacture our key components, insufficient demand for our products will subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to changing demand, or if anticipated sales do not occur, we may need to record write-downs for excess or obsolete inventory.

The COVID-19 pandemic has disrupted our operations, manufacturing and supply chain and likely will continue to adversely affect our business, financial condition and operating results.

The COVID-19 pandemic and related global liquidity concerns and significant macro-economic volatility continues to adversely impact our end-markets, including reduced economic activity and demand for our products, delays in new capital expenditure decisions and implementations, and restrictions on individual and business activities and travel. Government imposed restrictions may limit our ability to manufacture our products in a timely manner or not at all, and some of our non-manufacturing and technical service personnel have been partially working from home since March 2020. In addition, travel has been severely limited during the COVID-19 pandemic due to government restrictions and other precautionary measures. Limitations on travel have, for example, impacted our management’s ability to visit our employees and facilities, particularly in China, as well as our vendors and potential and existing customers. Such limitations have adversely impacted and could continue to adversely impact oversight of our employees and facilities, our sales and marketing efforts and our manufacturing and supply arrangements, potentially disrupting our business operations and adversely impacting our financial condition and operating results. In recent periods, labor issues have also become more pronounced as a result of the COVID-19 pandemic and we have experienced higher than expected increases in wages and other compensation costs as well as increased competition for qualified employees.

There are ongoing related risks to our business depending on the progression of the COVID-19 pandemic, including from the potential returns to limited or closed government functions, business activities and person-to-person interactions. Global trade conditions may further adversely impact us and our industry. For example, pandemic-related issues have exacerbated port congestion and caused intermittent supplier shutdowns and delays, resulting in additional expenses and challenges to obtaining critical parts. The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future events and developments, such as the duration and magnitude of the pandemic and the conditions and timing under which restrictions will be lifted or re-imposed, impacts on our supply and distribution chains as well as our customers, the demand for our products, and whether the pandemic leads to recessionary conditions in any of our key markets. As such, the ultimate impact on our financial condition and results of operations cannot be determined at this time. We expect our business, financial condition, and results of operations may continue to be adversely affected by the COVID-19 pandemic. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this report.

Our results of operations can be adversely affected by labor shortages, turnover, labor cost increases and inflation.

We have from time-to-time experienced labor shortages and other labor-related issues. Labor issues have become more pronounced as a result of the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us in one or more of our geographies, including high employment levels, increasing market wages and other compensation costs, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. These factors can also impact the cost of labor. Increased turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. An overall labor shortage or lack of skilled labor, increased turnover or labor inflation could have a material adverse effect on our results of operations.

Our manufacturing capacity and operations may not be appropriate for future levels of demand and may materially adversely affect our gross margins.

When market demand increases, we must be able to rapidly and effectively increase our manufacturing capacity in the appropriate locations to meet increases in customer demand, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed. To maintain our competitive position and to meet anticipated demand for our products, we have invested significantly in the expansion and automation of our manufacturing and operations throughout the world and may continue to do so in the future. If the demand for our products does not increase or if our revenues decrease from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which could in turn materially adversely affect our gross margins and profitability. Expansion activities can also cause disruptions to existing manufacturing capabilities. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the addition of new equipment or opening of new manufacturing facilities are resolved.

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

If we are unable to develop new products, applications and end markets and increase our market share in existing applications, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

Our future success will depend in part on our ability to continue to generate sales of semiconductor lasers and fiber lasers in applications where legacy lasers have been used, or in new and developing markets and applications for lasers where they have not been used previously. As semiconductor and fiber lasers reach higher levels of penetration in core materials processing applications, the development of new applications, end markets and products outside our core applications becomes more important to our growth. Our current and potential customers may have substantial investment in, and know-how related to, their existing laser and non-laser technologies. Customers may be reluctant to change from incumbent suppliers or cease using their own solutions, or we may miss the design and procurement cycles of our customers. Many of our target markets have historically been slow to adopt new technologies. These markets often require long testing and qualification periods or lengthy government approval processes before admitting new suppliers or adopting new technologies.

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

We depend on internal production and outside single or limited-source suppliers for many of our key components and raw materials.

We rely exclusively on our own production capabilities to manufacture certain of our key components, such as semiconductor lasers, specialty optical fibers and optical components. Certain of our components, such as our semiconductor lasers, which are manufactured at our Camas and Vancouver, Washington facilities, and our active fibers, which are manufactured at our Lohja, Finland facility, rely on processes and equipment that cannot be easily moved or replaced. If our manufacturing activities were obstructed or hampered significantly at these, or our other facilities, it could take a considerable length of time, at an increased cost, for us to resume manufacturing, which could materially harm our business and results of operations.

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

For certain long lead-time supplies or in order to lock in pricing, we may be obligated to place purchase orders which are not cancelable or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products. Some of our products require designs and specifications which are at the cutting-edge of available technologies. Accordingly, certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. These types of components may only be available by a single supplier. These characteristics place further pressure on the timely delivery of such components. In addition, many of our suppliers have recently experienced shortages of many of the components and raw materials that we require, and in some cases, have significantly increased their prices. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from existing suppliers or alternate sources at acceptable prices and within a reasonable amount of time, could materially adversely affect our ability to meet customer orders, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

The manufacture of our high-performance lasers involves highly complex and precise processes. Despite testing by us and our customers, errors have been found in our products and may be found in the future. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. Our products are typically sold with warranty provisions that require us to remedy deficiencies in quality or performance over a specified period of time at no cost to our customers. Reserves for estimated warranty claims are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to cost of revenues may be required in future periods, which could materially adversely affect our results of operations. Product defects could result in, among other things, loss of revenues or a delay in revenue recognition, loss of market share, harm to our reputation or a delay or loss of market acceptance of our laser products. Defects, integration issues or other performance problems in our products could also result in personal injury or financial or other damages to our customers, which in turn could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, could be time-consuming and costly to defend, and could harm our reputation. We cannot assure investors that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.

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

Fluctuations in our quarterly results of operations may be difficult to predict.

We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations. Factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

•     the increase, decrease, cancellation or rescheduling of significant customer orders;
• declines in selling prices for our products;
•the impact of the COVID-19 pandemic and other public health crises, including on macroeconomic conditions and our business, results of operations and financial condition;
• government-mandated quarantines or closures applicable to our facilities or the facilities of our customers or suppliers;
• delays in our product-shipment timing, obtaining licenses or other import/export approvals, customer or end user sales or deployment cycles, or work performed under development contracts;
•seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;
•     the impact of new acquisitions and the success of our integration efforts;
•     the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;
•timing variability in product introductions, enhancements, services and technologies by us and our competitors and market acceptance of these new or enhanced products, services and technologies;
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
•    changes in the amount and timing of our operating costs;
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

Changes in our products or changes in export, import and economic sanctions laws and regulations may delay our introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to or from certain countries altogether. In addition to the tariffs imposed by the U.S. Government on certain items imported from China, it is possible that additional sanctions or restrictions may be imposed by the United States on items imported into the United States from China. Similarly, in addition to the tariffs imposed by China on certain items imported from the United States, it is possible that additional sanctions or restrictions may be imposed by China on items imported into China from the United States. Any such measures could further adversely affect our ability to sell our products to existing or potential customers and harm our ability to compete internationally and grow our business. In addition, generally, tariffs may materially increase the cost of our raw materials and finished goods, may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products, and may cause the contraction of certain industries, including the Industrial market. Any change in export or import regulations or legislation, shift or change in enforcement, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

We may become involved in claims, lawsuits, government investigations, other legal or regulatory proceedings, or commercial or contractual disputes, any of which could harm our business, financial condition, results of operations and growth prospects.

From time to time, we may become involved in various claims, lawsuits, government investigations, other legal or regulatory proceedings, or commercial or contractual disputes relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, contractual, product liability, employment, class action, whistleblower and other litigation and claims, commercial or contractual disputes, and governmental and other regulatory investigations and proceedings. Such matters, regardless of their merits, can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, cause us to enter into royalty or licensing arrangements, harm our reputation or require us to change our technology or business practices. In addition, the expense of litigation or other forms of dispute resolution or settlement, and the timing of this expense from period to period, is difficult to estimate, subject to change and could adversely affect our business, financial condition, results of operations and growth prospects. Because of the potential risks, expenses and uncertainties of litigation, investigations and disputes, we may, from time to time, agree to settle even where we have meritorious claims or defenses. The results of litigation, investigations, claims, regulatory proceedings and commercial or contractual disputes cannot be predicted with certainty, and determining reserves for such matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if such matters are resolved in our favor or without significant cash settlements, such matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, results of operations and growth prospects.

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

There has been significant litigation involving intellectual property rights in many technology-driven industries, including our own. We continue to face risks and uncertainties in connection with any patent litigation, including the risk that patents issued to others may restrict and harm our ability to do business; that there could be existing patents or pending applications of which we are unaware that may later result in issued patents upon which our products may infringe. Moreover, the frequency with which new patents are granted and the diversity of jurisdictions in which they are granted make it impractical and expensive for us to monitor all patents that may be relevant to our business. We may also become involved in the defense and prosecution of intellectual property suits, patent interferences, opposition proceedings and other administrative proceedings.

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

In addition, intellectual property lawsuits can be brought by third parties against our customers and end-users that incorporate our products into their systems or processes. Because we generally indemnify customers against third-party infringement claims relating to our products, we may incur liabilities in connection with lawsuits against our customers. Any such lawsuits could be time-and-resource-consuming to defend, damage our reputation and result in substantial and unanticipated costs. Having to defend any such lawsuits, and any adverse consequences that might arise, could materially adversely affect our business, financial condition, results of operations and growth prospects.

Our ability to use net operating loss carryforwards to offset future taxable income may be limited.

We have U.S. federal and state net operating loss carryforwards (NOLs) and research development credit carryforwards which we may use to reduce future taxable income or offset income taxes due. Some of the NOLs and credit carryforwards start expiring in 2022. Insufficient future taxable income will adversely affect our ability to deploy these NOLs and credit carryforwards. Our ability to utilize these NOLs and credit carryforwards may also be affected by recent tax legislation such as the 2017 Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, which allows federal NOLs incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, but limits use of such federal NOLs in tax years beginning after December 31, 2020 to 80% of taxable income. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more than 50% ownership change over a three-year testing period is limited in its ability to use its pre-change NOLs and other tax assets to offset future taxable income or income taxes due. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo an ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, the NOLs and credit carryforwards, which could materially adversely affect our cash flows.

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
•     manufacturing, labor or supply interruptions;
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
•     the trading volume of our stock;
•     any future sales or repurchases of our common stock or other securities; or the perception that these sales or repurchases could occur;
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

The stock market in general, and market prices for the securities of technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance, which might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and materially adversely affect our results of operations.

Delaware and Washington law and provisions in our charter documents could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
Provisions of our certificate of incorporation and bylaws could depress the trading price of our common stock by acting to discourage, delay or prevent a change in our control or management that our stockholders may deem advantageous. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

•    permit the Board of Directors to issue up to five million shares of preferred stock, with any rights, preferences and privileges as they may designate;
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
•    prohibit cumulative voting;
•    provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer (or president, in the absence of a chief executive officer) or by the Board of Directors; and
•    provide that stockholders will be permitted to amend our certificate of incorporation and our bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, or our certificate of incorporation or our bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware, in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our bylaws also provide that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive-forum provisions may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal facilities are owned or leased and include the following:

Location	Lease Expiration	Approximate Size (sq. ft.)	Primary Functions	Segment(s)
Camas, Washington	Owned	164,600	Corporate headquarters, manufacturing and distribution, product design, research and development, sales, marketing and administration	Laser Products, Advanced Development
Vancouver, Washington	November 30, 2024 - May 31, 2035	122,400	Manufacturing and distribution, product design, research and development, service and repair, and administration	Laser Products, Advanced Development
Hillsboro, Oregon	January 31, 2033	30,200	Manufacturing and distribution, and product design	Laser Products
Longmont, Colorado	July 31, 2028	46,400	Research and development	Advanced Development
Lohja, Finland	April 1, 2022	31,800	Manufacturing and distribution, product design, research and development and administration	Laser Products
Shanghai, China	April 16, 2022 ‑ November 30, 2023	82,800	Manufacturing and distribution, service and repair, product design, research and development, sales and administration	Laser Products

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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol "LASR." As of February 22, 2022, there were 121 registered holders of record of our common stock.

Repurchase of Common Stock

In November 2019, our Board of Directors authorized a program to repurchase up to $10 million of our outstanding common stock. During the year ended December 31, 2021, we did not repurchase any shares and, as of December 31, 2021, $10 million remained available for future repurchases.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the Nasdaq Composite Index and the Russell 2000 Index. The graph covers the period from April 26, 2018, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2021. No cash dividends have been declared on shares of our common stock. This graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on April 26, 2018.

COMPARISON OF 4-YEAR CUMULATIVE TOTAL RETURN*
Among nLIGHT, Inc., the Nasdaq Composite Index and the Russell 2000 Index
250
200
150
100
50
0
04/26/18
12/31/18
12/31/19
12/31/20
12/31/21
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

The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

ITEM 6. [RESERVED]

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: our ability to develop innovative products; the implementation of our business model and strategic plans, including estimates regarding expenses and capital requirements; our competition and our ability to successfully compete; the impact of the COVID-19 pandemic on our business; demand for our semiconductor and fiber laser solutions; our technology and new product research and development activities; our ability to source key components and raw materials from our suppliers; the impact of inflation; our future financial performance; our utilization of vertical integration; our ability to adequately protect our intellectual property rights; the effect on our business of litigation to which we are or may become a party; and the sufficiency of our existing liquidity sources to meet our cash needs.

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

Revenues increased to $270.1 million in the year ended December 31, 2021 compared to $222.8 million in the same period of 2020 as a result of higher revenue across all end markets. We generated a net loss of $29.7 million for the year ended December 31, 2021 compared to a net loss of $20.9 million for the same period of 2020, primarily as a result of a $12.3 million increase in stock-based compensation.

Factors Affecting Our Performance

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and related global liquidity concerns and significant macro-economic volatility continues to adversely impact our end-markets, including reduced economic activity and demand for our products, delays in new capital expenditure decisions and implementations, and restrictions on individual and business activities and travel. While our global manufacturing operations have generally remained open throughout the pandemic, including our manufacturing facilities in the United States which are considered essential businesses, we have previously been affected by the temporary closure of our Shanghai manufacturing facility due to government-imposed restrictions. Some of our non-manufacturing and technical service personnel have been partially working from home since March 2020. In recent periods, labor issues have also become more pronounced as a result of the COVID-19 pandemic and we have experienced higher than expected increases in wages and other compensation costs as well as increased competition for qualified employees.

There are ongoing related risks to our business depending on the progression of the COVID-19 pandemic, including from the potential returns to limited or closed government functions, business activities and person-to-person interactions. Global trade conditions may further adversely impact us and our industry. For example, pandemic-related issues have exacerbated port congestion and caused intermittent supplier shutdowns and delays, resulting in additional expenses and challenges to obtaining critical parts. The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future events and developments, such as the duration and magnitude of the pandemic and the conditions and timing under which restrictions will be lifted or re-imposed, impacts on our supply and distribution chains as well as our customers, the demand for our products and whether the pandemic leads to recessionary conditions in any of our key markets.

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

Demand for our products also fluctuates based on market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of our end-markets. Erosion of average selling prices, or ASPs, of established products is typical in our industry, and the ASPs of our products generally decrease as our products mature. We may also negotiate discounted selling prices from time to time with certain customers that purchase higher volumes, or to penetrate new markets or applications. Historically, we have been able to offset decreasing ASPs by introducing new and higher value products, increasing the sales of our existing products, expanding into new applications and reducing our manufacturing costs. Although we anticipate further increases in product volumes and the continued introduction of new and higher value products, ASP reduction may cause our revenues to decline or grow at a slower rate.

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

Our Development gross profit varies with the type and terms of contracts, contract volume, project mix, and progress on projects during the period. Most of our Development contracts are structured as cost plus fixed fee due to the technical complexity of the research and development services.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Products	76.3%	83.0%	98.6%
Development	23.7	17.0	1.4
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	49.2	57.6	69.1
Development	22.2	15.8	1.3
Total cost of revenue	71.4	73.4	70.4
Gross profit	28.6	26.6	29.6
Operating expenses:
Research and development	20.3	18.5	15.9
Sales, general and administrative	19.5	17.6	19.3
Total operating expenses	39.8	36.1	35.2
Loss from operations	(11.2)	(9.4)	(5.6)
Other income (expense):
Interest income (expense), net	(0.1)	—	1.5
Other income, net	0.1	0.2	0.3
Loss before income taxes	(11.2)	(9.2)	(3.8)
Income tax expense (benefit)	(0.1)	0.2	3.5
Net loss	(11.1)%	(9.4)%	(7.3)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Year Ended December 31,				Change
	2021	% of Revenue	2020	% of Revenue	Amount	%
Industrial	$94,795	35.1%	$84,478	37.9%	$10,317	12.2%
Microfabrication	70,412	26.1	51,649	23.2	18,763	36.3
Aerospace and Defense	104,939	38.8	86,662	38.9	18,277	21.1
	$270,146	100.0%	$222,789	100.0%	$47,357	21.3%

	Year Ended December 31,				Change
	2020	% of Revenue	2019	% of Revenue	Amount	%
Industrial	$84,478	37.9%	$76,668	43.4%	$7,810	10.2%
Microfabrication	51,649	23.2	57,153	32.4	(5,504)	(9.6)
Aerospace and Defense	86,662	38.9	42,798	24.2	43,864	102.5
	$222,789	100.0%	$176,619	100.0%	$46,170	26.1%
The increase in Industrial market revenue for 2021 compared to 2020 was driven by increases in unit sales outside of China, partially offset by a decrease in unit sales in China and lower average selling prices due to changes in product mix. The increase in unit sales outside of China was driven by increased customer demand for fiber lasers used in cutting applications and new products for additive manufacturing, while the decrease in unit sales in China was the result of increased competitive pressure and declining sales prices for fiber lasers used in cutting applications. The increase in Microfabrication market revenue for 2021 compared to 2020 was attributable to increases in customer demand and unit sales of semiconductor lasers. The increase in Aerospace and Defense market revenue for 2021 compared to 2020 was primarily due to increased activity on existing research and development contracts, offset partially by a decrease in product sales.

The increase in Industrial market revenue for 2020 compared to 2019 was driven by increased unit sales and changes in sales mix towards high-power fiber lasers. The decrease in Microfabrication market revenue for 2020 compared to 2019 was driven primarily by lower unit sales to customers for consumer electronics and semiconductors. The increase in Aerospace and Defense market revenue for 2020 compared to 2019 was primarily due to the acquisition of Nutronics, and an increase in unit sales to new and existing customers for defense applications.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Year Ended December 31,				Change
	2021	% of Revenue	2020	% of Revenue	Amount	%
Laser Products	$206,195	76.3%	$184,841	83.0%	$21,354	11.6%
Advanced Development	63,951	23.7	37,948	17.0	26,003	68.5
	$270,146	100.0%	$222,789	100.0%	$47,357	21.3%

	Year Ended December 31,				Change
	2020	% of Revenue	2019	% of Revenue	Amount	%
Laser Products	$184,841	83.0%	$174,059	98.6%	$10,782	6.2%
Advanced Development	37,948	17.0	2,560	1.4	35,388	NM
	$222,789	100.0%	$176,619	100.0%	$46,170	26.1%

The increase in Laser Products revenue for 2021 compared to 2020 was primarily due to higher revenue and demand from the Industrial and Microfabrication markets outside of China, offset partially by a decrease in product sales to the Aerospace and Defense market. The increase in Advanced Development revenue for 2021 compared to 2020 was driven by increased activity on existing research and development contracts with the U.S. Government.

The increase in Laser Products revenue for 2020 compared to 2019 was driven by higher revenue and demand from the Industrial and Aerospace and Defense markets, offset partially by lower revenue from the Microfabrication market. The increase in Advanced Development revenue for 2020 compared to 2019 was primarily due to the acquisition of Nutronics in November 2019.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Year Ended December 31,				Change
	2021	% of Revenue	2020	% of Revenue	Amount	%
North America	$143,232	53.0%	$107,624	48.3%	$35,608	33.1%
China	55,446	20.5	70,882	31.8	(15,436)	(21.8)
Rest of World	71,468	26.5	44,283	19.9	27,185	61.4
	$270,146	100.0%	$222,789	100.0%	$47,357	21.3%

	Year Ended December 31,				Change
	2020	% of Revenue	2019	% of Revenue	Amount	%
North America	$107,624	48.3%	$67,511	38.2%	$40,113	59.4%
China	70,882	31.8	64,134	36.3	6,748	10.5
Rest of World	44,283	19.9	44,974	25.5	(691)	(1.5)
	$222,789	100.0%	$176,619	100.0%	$46,170	26.1%

Geographic revenue information is based on the location to which we deliver our products and services. The increase in North America revenue for 2021 compared to 2020 was primarily driven by increased revenue from the Aerospace and Defense and Industrials markets. The decrease in China revenue for 2021 compared to 2020 was due to decreased sales in the Industrial market as a result of deteriorating market conditions. The increase in Rest of World revenue for 2021 compared to 2020 was primarily due to increased sales in the Microfabrication and Industrial markets.

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

Cost of Revenues and Gross Margin
Cost of Laser Products revenue consists primarily of manufacturing materials, labor, shipping and handling costs, tariffs and manufacturing-related overhead. We order materials and supplies based on backlog and forecasted customer orders. We expense all warranty costs and inventory provisions as cost of revenues. Cost of Advanced Development revenue consists of materials, labor, subcontracting costs, an allocation of indirect costs including overhead and general and administrative.

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Year Ended December 31, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$75,833	$3,979	$(2,505)	$77,307
Gross margin	36.8%	6.2%	NM	28.6%

	Year Ended December 31, 2020
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$58,207	$2,778	$(1,621)	$59,364
Gross margin	31.5%	7.3%	NM	26.6%

	Year Ended December 31, 2019
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$53,247	$293	$(1,201)	$52,339
Gross margin	30.6%	11.4%	NM	29.6%

The increase in Laser Products gross margin for 2021 compared to 2020 was primarily due to sales mix and improved factory utilization from higher production volume, offset partially by increases in manufacturing costs. The decrease in Advanced Development gross margin was driven primarily by changes in the composition of research and development contracts. Most of the Advanced Development segment revenue in 2021 was generated from cost plus fixed fee research and development contracts.

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

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Year Ended December 31,		Change
	2021	2020	Amount	%
Research and development	$54,814	$41,164	$13,650	33.2

	Year Ended December 31,		Change
	2020	2019	Amount	%
Research and development	$41,164	$28,137	$13,027	46.3

The increase in research and development expense for 2021 compared to 2020 was driven primarily by an increase in stock-based compensation costs of $3.7 million, and increased employee headcount and related costs, and project-related expenses, to support our development efforts.

The increase in research and development expense for 2020 compared to 2019 was driven primarily by increases in stock-based compensation costs of $6.4 million and purchased intangible amortization of $2.4 million from the Nutronics and OPI acquisitions in November 2019 and July 2020, respectively, and increased project-related expenses to support our development efforts.

Sales, General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%
Sales, general, and administrative	$52,710	$39,248	$13,462	34.3

	Year Ended December 31,		Change
	2020	2019	Amount	%
Sales, general, and administrative	$39,248	$34,111	$5,137	15.1

The increase in sales, general and administrative expense for 2021 compared to 2020 was primarily driven by an increase in stock-based compensation costs of $7.6 million, increased headcount and compensation costs, and increased professional fees.

The increase in sales, general and administrative expense for 2020 compared to 2019 was primarily driven by an increase in stock-based compensation costs of $8.9 million, partially offset by a decrease in executive cash compensation, lower professional fees and decreased marketing and travel costs due to COVID-19.

Interest Income, net

	Year Ended December 31,		Change
	2021	2020	Amount	%
Interest income (expense), net	$(163)	$78	$(241)	(309.0)

	Year Ended December 31,		Change
	2020	2019	Amount	%
Interest income, net	$78	$2,609	$(2,531)	(97.0)

The decrease in interest income (expense), net, for 2021 compared to 2020 was primarily attributable to an increase in bank charges and changes in the market rates on money market funds, offset partially by the March 2021 cash infusion from our public offering of stock.

The decrease in interest income, net, for 2020 compared to 2019 was primarily attributable to lower balances in our money market funds coupled with a decrease in the market rates on those funds.

Other Income (Expense), net

	Year Ended December 31,		Change
	2021	2020	Amount	%
Other income, net	$336	$378	$(42)	(11.1)

	Year Ended December 31,		Change
	2020	2019	Amount	%
Other income, net	$378	$535	$(157)	29.3

The changes in other income, net, in 2021 compared to 2020, and 2020 compared to 2019, are primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2021	2020	Amount	%
Income tax expense (benefit)	$(375)	$340	$(715)	(210.3)

	Year Ended December 31,		Change
	2020	2019	Amount	%
Income tax expense	$340	$6,119	$(5,779)	(94.4)

The decrease in tax expense to a net benefit for 2021 compared to 2020 was primarily related to the release of tax expense, interest and penalties associated with uncertain tax positions for which statutes of limitations have expired and prior year true ups in foreign jurisdictions. Our 2021 tax benefit was impacted by the geographic location of our pre-tax book income and was primarily related to our operations in Finland and foreign withholding taxes on undistributed earnings. There is limited tax expense associated with our operations in the U.S. and China as we maintain a full valuation allowance against our U.S. and China deferred tax assets. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

The decrease in tax expense for 2020 compared to 2019 was primarily related to recording a valuation allowance against our China deferred tax assets due to uncertainty with respect to their ultimate realizability in 2019, offset partially in 2020 by changes in the mix of earnings by tax jurisdiction, and the recording of a purchase accounting adjustment in 2019 related to not making a tax election to treat the Nutronics share purchase as an asset purchase for tax purposes.

Liquidity and Capital Resources

We had cash and cash equivalents of $146.5 million and $102.3 million as of December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, our principal uses of liquidity were to fund operating activities, acquire plant and equipment and tax payments related to stock award issuances. The primary source of cash was our public offering in March 2021.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(7,443)	$13,041	$(4,241)
Net cash used in investing activities	(21,853)	(24,539)	(30,404)
Net cash provided by (used in) financing activities	73,742	(3,767)	2,452
Effect of exchange rate changes on cash	(235)	545	(33)
Net increase (decrease) in cash	$44,211	$(14,720)	$(32,226)

Net Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $7.4 million, which was the result of a $29.7 million net loss and use of cash for working capital of $33.7 million, offset partially by non‑cash expenses totaling $56.0 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by a $19.0 million increase in inventory, a $9.5 million increase in accounts receivable, and a $3.6 million increase in prepaid expenses and other current assets.

The increase in inventory was driven primarily by an increase in safety stock to address risks related to the supply chain, logistics, and manufacturing disruptions, and to support new product introductions. The increase in accounts receivable was attributable to the timing of shipments and increases in revenue, and the increase in prepaid expenses and other current assets was attributable to an increase in contract assets.

During the year ended December 31, 2020, net cash provided by operating activities was $13.0 million, which was primarily driven by $20.9 million of net loss reported for the period, and non-cash adjustments of $42.1 million related to depreciation and amortization, stock-based compensation, and other items. These items were partially offset by a $6.9 million increase in inventory and changes in other operating assets and liabilities. The increase in inventory supported new product introductions, decreased customer lead times and increased safety stock.

Net Cash Used in Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $21.9 million, including $19.3 million of capital expenditures related primarily to investments in manufacturing equipment and improvements to our corporate facility.

During the year ended December 31, 2020, net cash used in investing activities was $24.5 million, primarily resulting from $23.4 million of capital expenditures related to the acquisition of commercial property in Camas, Washington, and other investments in manufacturing equipment for our worldwide operations.

Net Cash Provided by (Used in) Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $73.7 million, which was primarily driven by our follow-on public offering of $82.4 million, net of offering costs, and $2.7 million of proceeds from stock options exercised and employee stock plan purchases, partially offset by $10.6 million of withholding tax payments related to vesting of restricted stock awards.

During the year ended December 31, 2020, net cash used in financing activities was $3.8 million, which was primarily driven by $6.4 million of withholding tax payments related to vesting of restricted stock awards, offset by $2.8 million of proceeds from stock options exercises and employee stock program purchases. In addition, the $15.0 million in proceeds from our revolving line of credit drawn in the first quarter of 2020 was paid in full during the third quarter of 2020.

Credit Facilities

We have a $40.0 million revolving line of credit, or LOC, with Pacific Western Bank dated September 24, 2018, which is secured by our assets.

On September 24, 2021, we amended the LOC to extend the maturity date to September 24, 2024, remove LIBOR references and update the financial covenants.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at December 31, 2021 and 2020 and we were in compliance with all covenants.

Contractual Obligations
The following table sets forth a summary of our significant contractual obligations to make future payments in cash as of December 31, 2021 (in thousands):

	Payments Due by Year
	2022	2023	2024	2025	2026	Thereafter	Total
Purchase commitments	$68,831	$1,414	$—	$—	$—	$—	$70,245
Lease obligations	3,640	2,804	2,421	1,912	1,617	8,424	20,818
Total	$72,471	$4,218	$2,421	$1,912	$1,617	$8,424	$91,063

Critical Accounting Policies and Significant Estimates

Our critical accounting policies consist of policies relating to revenue recognition and inventory. See Notes 1, 3 and 7 of Notes to Consolidated Financial Statements for detailed discussions of our critical accounting policies and significant estimates.

Inflation

While we do not believe that inflation had a material effect on our business, financial condition or results of operations through December 31, 2021, we experienced higher than expected increases in wages and other compensation costs, as well as increased shipping costs, during 2021, which is a trend we expect to continue in the near term. We expect those increases will continue to impact our cost structure. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

We had cash and cash equivalents of $146.5 million as of December 31, 2021. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates due to the short‑term nature of these assets.

We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a $40.0 million revolving credit facility. As of December 31, 2021, we had no outstanding principal amount under the revolving loan facility. Borrowings under the Revolving Credit Facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from prime rate minus 1.40% to 0.50%.

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

At December 31, 2021, our foreign currency exposure was related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.6 million. Foreign exchange rate gains or losses on foreign investments as of December 31, 2021 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS

nLIGHT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
nLIGHT, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of nLIGHT, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020, due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases, and related amendments.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Excess and obsolete inventory

As discussed in Note 7 to the consolidated financial statements, the Company’s inventories were $73.7 million as of December 31, 2021. The Company records its inventories at the lower of average cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of certain existing inventory quantities compared to past consumption and recent purchases to determine what inventory quantities, if any, may not be sellable. Based on this analysis, the Company writes down the affected inventory value for any estimated excess and/or obsolete inventory.
We identified the assessment of the value of certain excess and obsolete inventory as a critical audit matter. Subjective auditor judgment was required to evaluate the assumptions used to estimate future consumption of certain inventory, including whether past consumption and recent purchases were indicative of future consumption, due to the dynamic business environment the Company competes in, which is characterized by rapid technology and product evolution.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s excess and obsolete inventory process, including controls over the assumptions used to estimate future consumption of inventory. We evaluated the assumptions used to estimate future consumption by: (1) inquiring of relevant Company personnel in order to identify relevant changes to the Company’s business environment as it relates to key customers and product lines, and evaluating whether changes to key customers or product lines were properly assessed by the Company in determining the value of excess and obsolete inventory, (2) selecting a sample of inventory items and, for each sample selection, agreeing the historical consumption and historical purchases to underlying documents and evaluating whether the historical data accurately supported the Company’s assumptions regarding future consumption based on changes to the Company’s business environment, and (3) performing a retrospective review of prior year inventory adjustments and analyzing current year sales for identified excess and obsolete inventories to evaluate the Company’s ability to accurately estimate.

/s/ KPMG LLP

We have served as the Company's auditor since 2003.

Portland, Oregon
February 25, 2022

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)

	As of
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$146,534	$102,282
Accounts receivable, net of allowances of $303 and $367	41,574	31,820
Inventory	73,746	54,706
Prepaid expenses and other current assets	15,350	11,767
Total current assets	277,204	200,575
Restricted cash	250	291
Lease right-of-use assets	17,048	12,302
Property, plant and equipment, net	56,101	44,480
Intangible assets, net	6,698	8,345
Goodwill	12,420	12,484
Other assets, net	3,897	5,167
Total assets	$373,618	$283,644

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,347	$21,057
Accrued liabilities	14,730	15,321
Deferred revenues	1,629	2,528
Current portion of lease liabilities	3,066	2,273
Current portion of long-term debt	—	184
Total current liabilities	45,772	41,363
Non-current income taxes payable	7,149	7,556
Long-term lease liabilities	14,612	10,375
Long-term debt	—	215
Other long-term liabilities	3,952	4,221
Total liabilities	71,485	63,730
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 44,248 and 39,793 shares issued and outstanding at December 31, 2021, and December 31, 2020, respectively.	15	15
Additional paid-in capital	470,760	358,544
Accumulated other comprehensive loss	(587)	(259)
Accumulated deficit	(168,055)	(138,386)
Total stockholders’ equity	302,133	219,914
Total liabilities and stockholders’ equity	$373,618	$283,644

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Products	$206,195	$184,841	$174,059
Development	63,951	37,948	2,560
Total revenue	270,146	222,789	176,619
Cost of revenue:
Products	132,867	128,255	122,013
Development	59,972	35,170	2,267
Total cost of revenue	192,839	163,425	124,280
Gross profit	77,307	59,364	52,339
Operating expenses:
Research and development	54,814	41,164	28,137
Sales, general, and administrative	52,710	39,248	34,111
Total operating expenses	107,524	80,412	62,248
Loss from operations	(30,217)	(21,048)	(9,909)
Other income (expense):
Interest income (expense), net	(163)	78	2,609
Other income, net	336	378	535
Loss before income taxes	(30,044)	(20,592)	(6,765)
Income tax expense (benefit)	(375)	340	6,119
Net loss	$(29,669)	$(20,932)	$(12,884)
Net loss per share, basic and diluted	$(0.70)	$(0.55)	$(0.35)
Shares used in per share calculations, basic and diluted	42,142	38,367	37,119

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(29,669)	$(20,932)	$(12,884)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(328)	2,426	(528)
Comprehensive loss	$(29,997)	$(18,506)	$(13,412)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2018	36,705	$15	$324,656	$(2,157)	$(104,731)	$217,783
Cumulative effect adjustment due to adoption of ASU 2018-07	—	—	(161)	—	161	—
Net loss	—	—	—	—	(12,884)	(12,884)
Issuance of common stock pursuant to exercise of stock options	868	—	1,560	—	—	1,560
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	428	—	(524)	—	—	(524)
Issuance of common stock under the Employee Stock Purchase Plan	83	—	1,471	—	—	1,471
Stock-based compensation	—	—	9,730	—	—	9,730
Cumulative translation adjustment, net of tax	—	—	—	(528)	—	(528)
Balance, December 31, 2019	38,084	15	336,732	(2,685)	(117,454)	216,608
Net loss	—	—	—	—	(20,932)	(20,932)
Issuance of common stock pursuant to exercise of stock options	862	—	1,375	—	—	1,375
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	769	—	(6,420)	—	—	(6,420)
Issuance of common stock under the Employee Stock Purchase Plan	78	—	1,393	—	—	1,393
Stock-based compensation	—	—	25,464	—	—	25,464
Cumulative translation adjustment, net of tax	—	—	—	2,426	—	2,426
Balance, December 31, 2020	39,793	15	358,544	(259)	(138,386)	219,914
Net loss	—	—	—	—	(29,669)	(29,669)
Proceeds from follow-on offering, net of offering costs	2,537	—	82,354	—	—	82,354
Issuance of common stock pursuant to exercise of stock options	896	—	1,145	—	—	1,145
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	952	—	(10,606)	—	—	(10,606)
Issuance of common stock under the Employee Stock Purchase Plan	70	—	1,603	—	—	1,603
Stock-based compensation	—	—	37,720	—	—	37,720
Cumulative translation adjustment, net of tax	—	—	—	(328)	—	(328)
Balance, December 31, 2021	44,248	$15	$470,760	$(587)	$(168,055)	$302,133

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(29,669)	$(20,932)	$(12,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,179	7,710	6,583
Amortization	5,880	5,975	2,981
Reduction in carrying amount of right-of-use assets	3,253	2,916	—
Provision for (recoveries of) losses on accounts receivable	(70)	88	83
Stock-based compensation	37,720	25,464	9,730
Deferred income taxes	37	(11)	3,041
(Gain) Loss on disposal of assets	16	—	(483)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,509)	(4,009)	(395)
Inventory	(18,994)	(6,937)	(10,670)
Prepaid expenses and other current assets	(3,630)	(3,442)	(111)
Other assets, net	(570)	(3,463)	(2,669)
Accounts payable	3,463	7,306	844
Accrued and other long-term liabilities	(199)	2,269	92
Deferred revenues	(909)	1,800	(178)
Lease liabilities	(2,934)	(2,820)	—
Non-current income taxes payable	(507)	1,127	(205)
Net cash provided by (used in) operating activities	(7,443)	13,041	(4,241)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(291)	(190)	(17,400)
Purchases of property, plant and equipment	(19,317)	(23,416)	(12,403)
Acquisition of intangible assets and capitalization of patents	(2,245)	(933)	(1,229)
Proceeds from sale of assets	—	—	628
Net cash used in investing activities	(21,853)	(24,539)	(30,404)
Cash flows from financing activities:
Proceeds from public offerings, net of offering costs	82,354	—	—
Proceeds from term loan	—	15,000	—
Principal payments on term loan, debt and financing leases	(428)	(15,115)	(55)
Payment of contingent consideration related to acquisition	(326)	—	—
Proceeds from employee stock plan purchases	1,603	1,393	1,471
Proceeds from stock option exercises	1,145	1,375	1,560
Tax payments related to stock award issuances	(10,606)	(6,420)	(524)
Net cash provided by (used in) financing activities	73,742	(3,767)	2,452
Effect of exchange rate changes on cash	(235)	545	(33)
Net increase (decrease) in cash, cash equivalents, and restricted cash	44,211	(14,720)	(32,226)
Cash, cash equivalents, and restricted cash, beginning of period	102,573	117,293	149,519
Cash, cash equivalents, and restricted cash, end of period	$146,784	$102,573	$117,293
Supplemental disclosures:
Cash paid (received) for interest, net	$117	$(311)	$(2,802)
Cash paid for income taxes	526	647	2,335
Operating cash outflows from operating leases	3,513	2,919	—
Right-of-use assets obtained in exchange for lease liabilities	8,012	15,127	—
Accrued purchases of property, equipment and patents	2,522	788	828

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of nLIGHT, Inc. and our wholly owned subsidiaries Arbor Photonics, LLC, nLIGHT Cayman Ltd., nLIGHT Laser Technology (Shanghai) Co. Ltd, nLIGHT Oy (Finland), nLIGHT Korea Inc., Nutronics, Inc., and OPI Photonics S.r.l. All intercompany balances have been eliminated.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted (GAAP) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, allowances for doubtful accounts, warranty, sales return reserves and the recoverability of long-lived assets. Management bases its estimates on historical experience and on various other assumptions. Actual results could differ from those estimates.

Revenue Recognition
See Note 3 for a detailed description of our revenue recognition policies.

Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents included $127.1 million and $75.7 million of highly liquid investments at December 31, 2021 and 2020, respectively. Cash equivalents are carried at cost, which approximates market.

Inventory
See Note 7 for a detailed description of our inventory accounting policies.

Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Improvements and replacements are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight‑line method over the estimated useful life of each asset, generally 2 to 12 years for property and equipment, and 30 years for buildings. Land is not depreciated.

Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. We perform an annual impairment review of goodwill in the fourth quarter of each year using either a qualitative assessment or a quantitative goodwill impairment test. If the qualitative assessment is selected and determines that the fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. If a quantitative test is determined necessary and an impairment is indicated, the impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on qualitative assessments performed in fiscal years 2021, 2020 and 2019, the fair values of the Laser Products and Advanced Development reporting units exceeded their carrying values, and no impairment charges were recorded. See Note 10 for additional information.

Intangible Assets
Definite-lived intangible assets consist of acquisition-related development programs, developed technology, and intellectual property. The intangible assets are being amortized using the straight-line method over periods of 2 to 5 years, which reflect the pattern in which economic benefits of the assets are expected to be realized. See Note 10 for additional information.

Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long‑lived assets recorded for the years ended December 31, 2021, 2020 and 2019.

Leases
See Note 15 for a detailed description of our lease accounting policies.

Research and Development Costs
Research and development is defined as activities aimed at developing or significantly improving a product or a process or technique whether the product or process is intended for sale or use. A process also may be used internally as a part of a manufacturing activity. Research and development costs are expensed as incurred.
Stock-Based Compensation
We recognize compensation expense for stock-based awards on a straight-line basis based on the grant-date estimated fair values and requisite service period. The fair value of stock options is measured using the Black-Scholes option pricing model, while the fair value of restricted stock units (RSU) and restricted stock awards (RSA) are measured based on the closing market price of our common stock on the date of grant. For RSUs and RSAs with performance conditions, compensation costs are also based on the probable outcome of achieving the specified performance conditions.

Income Taxes
We account for income taxes using the asset and liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Translation of Foreign Currencies
Our international subsidiaries use their local currency as their functional currency. The financial statements of the international subsidiaries are translated to their U.S. dollar equivalents at end‑of‑period currency exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Realized and unrealized foreign currency gains or losses, net are recorded in other income, net within the consolidated statements of operations. Realized and unrealized foreign currency gains and losses were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Realized foreign currency (gain) loss	$(294)	$98	$575
Unrealized foreign currency (gain) loss	102	(171)	(381)

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

Note 2 - Acquisitions
OPI
On July 30, 2020, we acquired the outstanding shares of OPI Photonics S.r.l. (OPI), an Italian limited liability company, for cash consideration of $1.6 million, $0.2 million of which was paid at closing with the remaining $1.4 million to be paid over the next 24 months. Located in Turin, Italy, OPI develops high power multi-emitter laser diode sources and innovative devices for kilowatt fiber laser beam management, including beam collimation, coupling and switching.

The acquisition price was allocated $0.7 million to current assets, primarily inventory and prepaid and other assets, $1.2 million to intangible assets (developed technology) and $1.0 million to liabilities assumed as of the acquisition date based upon their respective fair values. The developed technology acquired is being amortized over the weighted-average useful life of 5 years. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed of $0.8 million represents goodwill resulting from the acquisition.

The goodwill and operating results of OPI are allocated to our Laser Products segment. Revenue and earnings since the date of acquisition are not material. Transaction costs of $0.1 million were expensed as incurred as a component of Sales, general, and administrative expenses.

Pro forma financial information has not been provided for the purchase as it was not material to our overall financial position.

During the year ended December 31, 2021, accrued acquisition consideration of $0.6 million, including contingent consideration of $0.3 million, was paid to the sellers of OPI. As of December 31, 2021, we owed OPI $0.8 million, which was included on our Consolidated Balance Sheets as a component of accrued liabilities.

Nutronics
On November 14, 2019, we acquired Nutronics, Inc. (Nutronics) for $17.4 million in cash. Based in Longmont, Colorado, Nutronics is a leading developer of coherently combined lasers and beam control systems (BCS) for high-energy laser (HEL) systems serving the defense market.

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values based on management’s best estimates and assumptions, including future tax elections, as of the reporting date. During the year ended December 31, 2020, updated information primarily related to a 2020 tax election resulted in an increase to deferred taxes and other liabilities acquired of approximately $1.8 million and a corresponding adjustment to goodwill.

The purchase price allocation is now final and is shown in the table below as of December 31, 2020 (in thousands):

Amounts
Cash	$33
Accounts receivable	635
Contract assets	456
Inventory	255
Other current assets	201
Property, plant and equipment	1,019
Security deposits	46
Tangible assets acquired	2,645

Accounts payable	(278)
Other liabilities	(574)
Deferred revenue	(141)
Deferred taxes	(1,667)
Liabilities assumed	(2,660)
Total tangible assets acquired and liabilities assumed	(15)
Intangible assets - development programs	7,200
Goodwill	10,248
Net assets acquired	$17,433

The development programs are being amortized over a period of 3.1 years. Pro forma financial information has not been provided for the purchase as it was not material to our overall financial position.

Note 3 - Revenue

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Year Ended December 31,
	2021	2020	2019
Industrial	$94,795	$84,478	$76,668
Microfabrication	70,412	51,649	57,153
Aerospace and Defense	104,939	86,662	42,798
	$270,146	$222,789	$176,619

Sales by Geography

	Year Ended December 31,
	2021	2020	2019
North America	$143,232	$107,624	$67,511
China	55,446	70,882	64,134
Rest of World	71,468	44,283	44,974
	$270,146	$222,789	$176,619

Sales by Timing of Revenue

	Year Ended December 31,
	2021	2020	2019
Point in time	$198,838	$185,215	$168,699
Over time	71,308	37,574	7,920
	$270,146	$222,789	$176,619

Our contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2021	2020
Contract assets	Prepaid expenses and other current assets	$9,657	$5,680
Contract liabilities	Deferred revenues and other long-term liabilities	2,358	2,985

During the years ended December 31, 2021 and 2020, we recognized revenue of $2.4 million and $0.4 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Quick Laser Technology Co., Ltd.	(1)	12%	11%
Raytheon Technologies	(1)	12%	13%
U.S. Government	22%	15%	(1)
			(1)
(1) Represents less than 10% of total revenues

Financial instruments that potentially expose us to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2021 and 2020, two customers accounted for approximately 33% and 43%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable at either date.

Note 5 - Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and knowledge of any applicable circumstances.
Activity related to the allowance for doubtful accounts was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Allowance for doubtful accounts, beginning	$367	$269
Provision for losses on accounts receivable	(4)	88
Recoveries and (write-offs)	(60)	10
Allowance for doubtful accounts, ending	$303	$367

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

Our financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. Our fair value hierarchy for our financial instruments consists of cash equivalents as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market securities	$126,900	$—	$—	$126,900
Commercial paper	236	—	—	236
Total	$127,136	$—	$—	$127,136

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market securities	$74,084	$—	$—	$74,084
Commercial paper	1,584	—	—	1,584
Total	$75,668	$—	$—	$75,668

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
Inventory consisted of the following (in thousands):

	As of December 31,
	2021	2020
Raw materials	$32,185	$21,410
Work in process and semi-finished goods	24,642	21,320
Finished goods	16,919	11,976
	$73,746	$54,706

Note 8 - Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	As of December 31,
	2021	2020
Contract assets	$9,657	$5,680
Prepaid expenses	3,483	3,435
Vendor prepayments	2,107	2,274
Other	103	378
	$15,350	$11,767

Note 9 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

		As of December 31,
	Useful life (years)	2021	2020
Automobile	3	$114	$34
Computer hardware and software	3 - 5	6,594	4,840
Manufacturing and lab equipment	2 - 7	81,130	69,849
Office equipment and furniture	5 - 7	2,361	1,605
Leasehold and building improvements	2 - 12	28,125	21,934
Buildings	30	9,392	9,081
Land	N/A	3,399	3,399
		131,115	110,742
Accumulated depreciation		(75,014)	(66,262)
		$56,101	$44,480

Note 10 - Intangible Assets and Goodwill
Intangibles

The details of amortizing intangible assets are as follows (in thousands):

	Estimated useful life (in years)	As of December 31,
		2021	2020
Patents	3 - 5	$5,986	$6,199
Development programs	2 - 4	7,200	7,200
Developed technology	5	3,038	1,226
		16,224	14,625
Accumulated amortization		(9,526)	(6,280)
		$6,698	$8,345

In December 2021, we acquired developed technology for $1.9 million that is being amortized over a period of 5 years.
Amortization related to intangible assets was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$3,891	$3,808	$1,108

Estimated amortization expense for future years is as follows (in thousands):

2022	$2,823
2023	2,141
2024	833
2025	518
2026	383
$6,698

Goodwill
The carrying amount of goodwill by segment is as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2019	$1,388	$8,484	$9,872
Business acquisition	814	—	814
Purchase accounting adjustment	—	1,764	1,764
Currency exchange rate adjustment	34	—	34
Balance, December 31, 2020	2,236	10,248	12,484
Currency exchange rate adjustment	(64)	—	(64)
Balance, December 31, 2021	$2,172	$10,248	$12,420

Note 11 - Other Assets
Other assets, net consisted of the following (in thousands):

	As of December 31,
	2021	2020
Demonstration assets, net	$1,453	$2,598
Other	2,444	2,569
	$3,897	$5,167

Demonstration (demo) assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years.

Amortization expense was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$1,979	$2,166	$1,873

Note 12 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Accrued payroll and benefits	$10,915	$10,770
Product warranty, current	2,286	2,122
Other accrued expenses	1,529	2,429
	$14,730	$15,321

Note 13 - Product Warranties
We provide warranties on certain products and record a liability for the estimated future costs associated with warranty claims at the time revenue is recognized. The warranty liability is based on historical experience, any specifically identified failures, and our estimate of future costs. The current portion of our product warranty liability is included in the accrued liabilities and the long-term portion is included in other long-term liabilities in our Consolidated Balance Sheets.

Product warranty liability activity was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Product warranty liability, beginning	$4,711	$2,984
Warranty charges incurred, net	(2,467)	(3,425)
Provision for warranty charges, net of adjustments	3,127	5,052
Acquired warranty	—	100
Product warranty liability, ending	5,371	4,711
Less: current portion of product warranty liability	(2,286)	(2,122)
Non-current portion of product warranty liability	$3,085	$2,589

Note 14 - Commitments and Contingencies

Leases
See Note 15.

Credit Facilities
We have a $40.0 million revolving line of credit, or LOC, with Pacific Western Bank dated September 24, 2018, which is secured by our assets.

On September 24, 2021, we amended the LOC to extend the maturity date to September 24, 2024, remove LIBOR references and update the financial covenants.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at December 31, 2021 and 2020 and we were in compliance with all covenants.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of December 31, 2021, and as of the filing of this Annual Report on Form 10-K, we were not involved in any material legal proceedings.

Note 15 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.3 to 13.4 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.5 to 4.4 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 9 years at December 31, 2021, and the weighted-average discount rate was 3.5%.

The components of lease expense related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease expense:
Operating lease expense	$3,924	$3,052	$3,199
Short-term lease expense	525	242	—
Variable and other lease expense	741	503	—
	$5,190	$3,797	$3,199

Future minimum payments under our non-cancelable lease obligations were as follows as of December 31, 2021 (in thousands):

2022	$3,640
2023	2,804
2024	2,421
2025	1,912
2026	1,617
Thereafter	8,424
Total minimum lease payments	20,818
Less: interest	(3,140)
Present value of net minimum lease payments	17,678
Less: current portion of lease liabilities	(3,066)
Total long-term lease liabilities	$14,612

Note 16 - Income Taxes
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(33,940)	$(28,963)	$(14,298)
Foreign	3,896	8,371	7,533
Loss before income taxes	$(30,044)	$(20,592)	$(6,765)

The income tax provision (benefit) was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax expense (benefit):
State	$70	$21	$(1)
Foreign	(458)	2,209	3,130
Current tax expense (benefit)	(388)	2,230	3,129
Deferred tax expense (benefit):
Federal	—	(1,603)	4
State	—	(60)	—
Foreign	13	(227)	2,986
Deferred tax expense (benefit)	13	(1,890)	2,990
Income tax expense (benefit)	$(375)	$340	$6,119

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate of 21% to the loss before income taxes as a result of the following differences (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax computed at federal statutory rate	$(6,309)	$(4,324)	$(1,347)
State tax, net of federal tax benefit	(407)	(209)	(133)
Permanent items	(333)	477	(1,493)
Stock compensation	(3,307)	(2,669)	(1,241)
Foreign dividends and unremitted earnings	78	726	(352)
Foreign rate differential	29	501	(308)
Rate change due to tax reform	918	1,563	125
Federal credits	(993)	(639)	(611)
Tax contingencies, net of reversals	838	(677)	1,888
Return to provision	(1,123)	(2,242)	(379)
Other	(305)	(112)	28
Valuation allowance	10,539	7,945	9,942
Income tax expense (benefit)	$(375)	$340	$6,119

The income tax expense (benefit) recorded primarily relates to operations in China and Finland, which have income tax rates of 25% and 20%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$35,585	$28,718	$23,114
Research and alternative minimum tax credits	6,535	5,583	5,022
Accrued expenses and other	7,020	5,648	3,671
Lease liabilities	3,525	2,547	—
Inventory	5,852	5,181	3,456
Property and equipment	—	—	887
Total gross deferred tax assets	58,517	47,677	36,150
Less: valuation allowance	(54,239)	(43,647)	(35,545)
Total deferred tax assets	4,278	4,030	605
Deferred tax liabilities:
Property and equipment	(87)	(3)	—
Intangible assets	(767)	(1,490)	(537)
Right-of-use assets	(3,378)	(2,468)	—
Total deferred tax liabilities	(4,232)	(3,961)	(537)
Net deferred tax assets	$46	$69	$68

Net deferred tax assets are included in other assets, net in our Consolidated Balance Sheets.

In evaluating our valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to uncertainty with respect to ultimate realizability of deferred tax assets, we have provided a full valuation allowance against the U.S. and China deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2021, 2020 and 2019 were increases of $10.6 million, $8.1 million and $9.9 million, respectively.

At December 31, 2021, we had U.S., China and state net operating loss (NOL) carryforwards of $151.6 million, $9.9 million and $30.7 million, respectively. These carryforwards will expire from 2023 to 2041 if not used by us to reduce income taxes payable in future periods. We have U.S. research and development credit carryforwards of $7.7 million. These carryforwards will begin to expire between 2022 and 2041 if not used by us to reduce income taxes payable in future periods.

Utilization of NOL carryforwards, credit carryforwards and certain deductions have been subject to annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. We have had three "change in ownership" events that limit the utilization of NOL carryforwards, which occurred twice in August of 2000 and once in January of 2001, and resulted in NOL carryforward limitations totaling $528 thousand. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

The following table presents a reconciliation of the changes in the unrecognized tax benefit (in thousands):

Balance at December 31, 2018	$5,887
Additions based on tax positions related to the current year	2,925
Additions for tax positions of prior years	2
Reductions as a result of a lapse of applicable statute of limitations	(22)
Other	(52)
Balance at December 31, 2019	8,740
Additions based on tax positions related to the current year	132
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	(1,285)
Reductions as a result of a lapse of applicable statute of limitations	(53)
Other	321
Balance at December 31, 2020	7,859
Additions based on tax positions related to the current year	661
Additions for tax positions of prior years	53
Reductions as a result of a lapse of applicable statute of limitations	(250)
Other	112
Balance at December 31, 2021	$8,435

At December 31, 2021, we had $8.4 million of unrecognized tax benefits (excluding interest and penalties). Of this amount, $3.5 million is recorded in non-current income taxes payable and $4.9 million is recorded as an offset to non-current deferred tax assets on the accompanying Consolidated Balance Sheets. The $4.9 million of unrecognized tax benefits in non-current deferred tax assets is entirely offset by a valuation allowance in both the U.S. and China. Of our unrecognized tax benefits, $3.5 million, if recognized, would impact the effective tax rate. At December 31, 2020, we had recorded $3.7 million of unrecognized tax benefits in non-current income taxes payable and $4.2 million of unrecognized tax benefits recognized as an offset to noncurrent deferred tax assets on the accompanying consolidated balance sheet. We do not expect a significant decrease to the total amount of unrecognized tax benefits within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized penalties and interest during the years ended December 31, 2021, 2020 and 2019, of $(0.3) million, $0.5 million, and $0.3 million, respectively. At December 31, 2021 and 2020, interest and penalties associated with unrecognized tax benefits were $1.8 million and $2.1 million, respectively.

At December 31, 2021, our tax years 2018 through 2021, 2017 through 2021, and 2011 through 2021, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and to make adjustments up to the net operating loss and credit carryforward amounts. We are not currently under federal, state, or foreign examination.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and signed into law in response to COVID-19. The CARES Act, among other things, included several significant provisions that impacted corporate taxpayers’ accounting for income taxes. Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback NOLs, and permitted the NOLs arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules, suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. Also, the CARES Act allows companies to defer making certain payroll tax payments until future years. With the enactment of the CARES Act, we deferred payment of certain payroll taxes for up to two years, creating a deferred tax asset. We do not expect a financial statement impact from income taxes given there is a full valuation allowance against the U.S. deferred tax assets.

Note 17 - Stockholders' Equity and Stock-Based Compensation

Preferred Stock
We have authorized 5.0 million shares of preferred stock, par value $0.0001, none of which is issued and outstanding.

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2021.

Public Offering
In March 2021, we closed a follow-on public offering in which we issued and sold approximately 2.5 million shares of common stock (including approximately 0.3 million shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares) at an offering price of $34.00 per share, resulting in aggregate net proceeds to us of approximately $82.4 million after deducting underwriting discounts, commissions and offering costs.

Common Stock Repurchase Plan
On November 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding shares of common stock. As of December 31, 2021, no repurchases had been executed under the program.

Equity Incentive Plan
As of December 31, 2021, there were approximately 3.8 million shares available for issuance under our equity incentive plan. We granted restricted stock awards and units during the years ended December 31, 2021 and 2020, but did not grant any stock options or stock appreciation rights during the same periods. Common stock issued for awards will come from newly issued shares.

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2020	653	$21.30
Awards granted	358	33.12
Awards vested	(258)	25.08
RSAs at December 31, 2021	753	$25.63

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2020	2,800	$20.54
Awards granted	1,230	32.82
Awards vested	(987)	22.55
Awards forfeited	(244)	29.85
RSUs at December 31, 2021	2,799	$24.41

The total fair value of RSAs and RSUs vested during the year ended December 31, 2021 was $6.5 million and $22.3 million, respectively. Awards outstanding as of December 31, 2021 include 0.8 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes our stock option activity during the year ended December 31, 2021 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	3,358	$1.53	5.3	$104,510
Options exercised	(896)	$1.28
Options canceled	(8)	$3.35
Outstanding, December 31, 2021	2,454	$1.61	4.38	$54,815
Options exercisable at December 31, 2021	2,243	$1.33	4.25	$50,740
Options vested as of December 31, 2021 and expected to vest after December 31, 2021	2,454	$1.61	4.38	$54,815

Total intrinsic value of options exercised for the year ended December 31, 2021, 2020 and 2019 was $27.1 million, $17.0 million and $15.8 million, respectively. We received proceeds of $1.1 million, $1.4 million and $1.6 million from the exercise of options for each of the year ended December 31, 2021, 2020 and 2019, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (ESPP) was as follows (in thousands, except weighted-average per share prices):

Year Ended December 31, 2021
Shares issued	70
Weighted-average per share purchase price	$22.82
Weighted-average per share discount from the fair value of our common stock on date of issuance	$4.03

As of December 31, 2021, there were 2.9 million shares available for grant under the ESPP.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$2,505	$1,621	$1,201
Research and development	13,433	9,703	3,299
Sales, general and administrative	21,782	14,140	5,230
	$37,720	$25,464	$9,730

Unrecognized Compensation Costs
As of December 31, 2021, total unrecognized stock-based compensation was $68.1 million, which will be recognized over an average expected recognition period of 2.6 years.

Note 18 - 401(k) Plan
We have a 401(k) Profit Sharing Plan and Trust (the Plan). Participation in the Plan is voluntary and is available to all employees. We may make discretionary matching or qualified non-elective contributions to the Plan. The match is recorded within the cost of revenues and operating expenses in the consolidated statements of operations and were as follows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
401(k) match	$1,064	$715	$668

Note 19 - Segment Information
We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Year Ended December 31, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$206,195	$63,951	$—	$270,146
Gross profit	$75,833	$3,979	$(2,505)	$77,307
Gross margin	36.8%	6.2%	NM	28.6%

	Year Ended December 31, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$184,841	$37,948	$—	$222,789
Gross profit	$58,207	$2,778	$(1,621)	$59,364
Gross margin	31.5%	7.3%	NM	26.6%

	Year Ended December 31, 2019
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$174,059	$2,560	$—	$176,619
Gross profit	$53,247	$293	$(1,201)	$52,339
Gross margin	30.6%	11.4%	NM	29.6%

Corporate and Other is unallocated expenses related to stock-based compensation.

The geographic location of our long‑lived assets, net, based on location of the assets, was as follows (in thousands):

	As of December 31,
	2021	2020
North America	$78,937	$67,625
China	10,531	11,425
Rest of World	6,946	4,019
	$96,414	$83,069

Note 20 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all periods presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Restricted stock units and awards	2,459	2,903	2,426
Employee stock purchase plan	—	34	—
Common stock options	2,635	3,358	4,239
	5,094	6,295	6,665

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures, in design and operation, were effective.

Changes in Internal Control over Financial Reporting

None.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which appears in this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for our 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for our 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for our 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for our 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for our 2022 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

We have filed the financial statements listed in the Index to Consolidated Financial Statements as a part of this report.

(a)(2) Financial Statement Schedules

Schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38462	3.1	April 21, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Description of the Registrant's Securities	10-K	001-38462	4.3	March 9, 2020
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-224055	10.1	April 16, 2018
10.2+	2001 Stock Option Plan, as amended, and related form agreements	S-1	333-224055	10.2	March 30, 2018
10.3+	2018 Equity Incentive Plan and related form agreements	S-1/A	333-224055	10.3	April 16, 2018
10.4+	2018 Employee Stock Purchase Plan and related form agreements	S-1/A	333-224055	10.4	April 16, 2018
10.5+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement	8-K	001-38462	10.1	June 4, 2018
10.6+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement (Performance-Based)	8-K	001-38462	10.2	June 4, 2018
10.7+	2018 Equity Incentive Plan-Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.3	June 4, 2018
10.8+	2018 Executive Incentive Compensation Plan	S-1	333-224055	10.5	March 30, 2018
10.9+	Employment Agreement, dated March 29, 2018, by and between the registrant and Scott Keeney	S-1	333-224055	10.6	March 30, 2018
10.10+	Employment Agreement, dated March 29, 2018, by and between the registrant and Ran Bareket	S-1	333-224055	10.7	March 30, 2018
10.11+	Employment Agreement, dated August 31, 2020, by and between the registrant and Joseph Corso					X
10.12+	Transition Agreement and Release, dated January 18, 2022, by and between the registrant and Ran Bareket					X
10.13	Amended and Restated Loan and Security Agreement, dated March 28, 2018, by and between the registrant and Pacific Western Bank	S-1	333-224055	10.10	March 30, 2018
10.14	First Amendment to Amended and Restated Loan and Security Agreement, dated July 18, 2018, by and between the registrant and Pacific Western Bank	10-Q	001-38462	10.1	August 10, 2018
10.15	Second Amended and Restated Loan and Security Agreement, dated September 24, 2018, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 27, 2018
10.16	First Amendment to Second Amended and Restated Loan and Security Agreement, dated November 14, 2019, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	November 14, 2019
10.17	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated May 27, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	10-Q	003-38462	10.1	November 5, 2021
10.18	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated September 24, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 28, 2021
10.19	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 6, 2021, by and between nLIGHT, Inc. and Pacific Western Bank					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.20	North Park Industrial Center Amended and Restated Lease Agreement, dated April 1, 2010, by and between the registrant and Dutton Aspen LLC (as successor in interest to Aspen North Park L.L.C.), as amended by the First Amendment to Lease, dated June 18, 2012 and the Second Amendment to Lease, dated August 1, 2016	S-1	333-224055	10.12	March 30, 2018
10.21	Lease Agreement, dated April 7, 2000, by and between the registrant and Juhani Leijamaa, as amended by the Lease Contract Extension dated March 21, 2016	S-1	333-224055	10.13	March 30, 2018
10.22	Lease Agreement, dated April 7, 2000, by and between the registrant and Hannele Saamio, as amended by the Lease Contract Extension, dated as of March 21, 2016	S-1	333-224055	10.14	March 30, 2018
10.23	Lease Agreement, dated July 3, 2014, by and between Nutronics, Inc. and Longmont Diagonal Investments, LP, as amended by the First Amendment to Lease, dated as of August 4, 2016, and the Second Amendment to Lease, dated as of November 2, 2016	10-K	001-38462	10.21	March 9, 2020
10.24	Purchase and Sale Agreement with Joint Closing Instructions between nLIGHT, Inc. and Sharp Electronics Corporation, dated March 13, 2020	8-K	001-38462	10.1	March 16, 2020
10.25	Third Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, dated June 1, 2020	10-Q	001-38462	10.2	August 6, 2020
10.26	Third Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated July 1, 2020	10-Q	001-38462	10.3	August 6, 2020
10.27	Fourth Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, effective June 2, 2020	10-Q	001-38462	10.2	November 6, 2020
10.28	Fourth Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated November 3, 2020	10-Q	001-38462	10.3	November 6, 2020
21.1	List of Subsidiaries of Registrant	10-K	001-38462	21.1	February 26, 2021
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
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

NLIGHT, INC.

Date: February 25, 2022	By:	/s/ SCOTT KEENEY
Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2022	By:	/s/ RAN BAREKET
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

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SCOTT KEENEY	President, Chief Executive Officer and Chairman (Principal Executive Officer)
Scott Keeney		February 25, 2022

/s/ RAN BAREKET	Chief Financial Officer (Principal Accounting and Financial Officer)
Ran Bareket		February 25, 2022

/s/ BANDEL CARANO	Director
Bandel Carano		February 25, 2022

/s/ DOUGLAS CARLISLE	Director
Douglas Carlisle		February 25, 2022

/s/ BILL GOSSMAN	Director
Bill Gossman		February 25, 2022

/s/ RAYMOND LINK	Director
Raymond Link		February 25, 2022

/s/ GARY LOCKE	Director
Gary Locke		February 25, 2022

/s/ GEOFFREY MOORE	Director
Geoffrey Moore		February 25, 2022
/s/ CAMILLE NICHOLS	Director
Camille Nichols		February 25, 2022