Form 10-Q
period 2022-03-31
NLIGHT, INC.
filed 2022-05-06
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of May 2, 2022, the Registrant had 44,551,190 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$134,949	$146,534
Accounts receivable, net of allowances of $303 and $303	36,912	41,574
Inventory	77,240	73,746
Prepaid expenses and other current assets	20,398	15,350
Total current assets	269,499	277,204
Restricted cash	250	250
Lease right-of-use assets	17,646	17,048
Property, plant and equipment, net	58,309	56,101
Intangible assets, net	5,996	6,698
Goodwill	12,405	12,420
Other assets, net	3,808	3,897
Total assets	$367,913	$373,618

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,124	$26,347
Accrued liabilities	13,384	14,730
Deferred revenues	983	1,629
Current portion of lease liabilities	3,141	3,066
Total current liabilities	40,632	45,772
Non-current income taxes payable	7,320	7,149
Long-term lease liabilities	15,190	14,612
Other long-term liabilities	4,193	3,952
Total liabilities	67,335	71,485
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 44,538 and 44,248 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	15	15
Additional paid-in capital	477,924	470,760
Accumulated other comprehensive loss	(683)	(587)
Accumulated deficit	(176,678)	(168,055)
Total stockholders’ equity	300,578	302,133
Total liabilities and stockholders’ equity	$367,913	$373,618

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Products	$51,061	$47,335
Development	13,398	14,010
Total revenue	64,459	61,345
Cost of revenue:
Products	35,768	30,395
Development	12,514	13,305
Total cost of revenue	48,282	43,700
Gross profit	16,177	17,645
Operating expenses:
Research and development	13,711	11,710
Sales, general, and administrative	10,775	11,714
Total operating expenses	24,486	23,424
Loss from operations	(8,309)	(5,779)
Other income (expense):
Interest expense, net	—	(74)
Other income, net	29	26
Loss before income taxes	(8,280)	(5,827)
Income tax expense	343	322
Net loss	$(8,623)	$(6,149)
Net loss per share, basic and diluted	$(0.20)	$(0.15)
Shares used in per share calculations, basic and diluted	43,655	40,048

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(8,623)	$(6,149)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(96)	(662)
Comprehensive loss	$(8,719)	$(6,811)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2021	44,248	$15	$470,760	$(587)	$(168,055)	$302,133
Net loss	—	—	—	—	(8,623)	(8,623)
Issuance of common stock pursuant to exercise of stock options	423	—	689	—	—	689
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	7	—	(78)	—	—	(78)
Restricted stock forfeited in connection with transition agreement	(140)	—	—	—	—	—
Stock-based compensation	—	—	6,553	—	—	6,553
Cumulative translation adjustment, net of tax	—	—	—	(96)	—	(96)
Balance, March 31, 2022	44,538	$15	$477,924	$(683)	$(176,678)	$300,578

	Three Months Ended March 31, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2020	39,793	$15	$358,544	$(259)	$(138,386)	$219,914
Net loss	—	—	—	—	(6,149)	(6,149)
Proceeds from follow-on offering, net of offering costs	2,537	—	82,355	—	—	82,355
Issuance of common stock pursuant to exercise of stock options	452	—	574	—	—	574
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	1	—	(31)	—	—	(31)
Stock-based compensation	—	—	8,054	—	—	8,054
Cumulative translation adjustment, net of tax	—	—	—	(662)	—	(662)
Balance, March 31, 2021	42,783	$15	$449,496	$(921)	$(144,535)	$304,055

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,623)	$(6,149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,556	2,157
Amortization	1,182	1,560
Reduction in carrying amount of right-of-use assets	867	808
Recoveries of losses on accounts receivable	—	(71)
Stock-based compensation	6,553	8,054
Deferred income taxes	(4)	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	4,690	121
Inventory	(3,433)	(4,405)
Prepaid expenses and other current assets	(5,061)	2,183
Other assets, net	(317)	(428)
Accounts payable	(3,019)	1,437
Accrued and other long-term liabilities	(1,088)	(736)
Deferred revenues	(647)	64
Lease liabilities	(813)	(690)
Non-current income taxes payable	153	221
Net cash provided by (used in) operating activities	(7,004)	4,115
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(291)
Purchases of property, plant and equipment	(5,019)	(3,134)
Acquisition of intangible assets and capitalization of patents	(114)	(80)
Net cash used in investing activities	(5,133)	(3,505)
Cash flows from financing activities:
Proceeds from public offerings, net of offering costs	—	82,761
Principal payments on term loan, debt and financing leases	—	(372)
Proceeds from stock option exercises	689	574
Tax payments related to stock award issuances	(78)	(31)
Net cash provided by financing activities	611	82,932
Effect of exchange rate changes on cash	(59)	(227)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,585)	83,315
Cash, cash equivalents, and restricted cash, beginning of period	146,784	102,573
Cash, cash equivalents, and restricted cash, end of period	$135,199	$185,888
Supplemental disclosures:
Cash paid for interest, net	$—	$66
Cash paid for income taxes	79	241
Operating cash outflows from operating leases	1,097	702
Right-of-use assets obtained in exchange for lease liabilities	1,470	6,699
Accrued purchases of property, equipment and patents	2,268	1,698

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements of nLIGHT, Inc. and our wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the three months ended March 31, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Note 2 - Acquisition
On July 30, 2020, we acquired the outstanding shares of OPI Photonics S.r.l. (OPI), an Italian limited liability company, for cash consideration of $1.6 million, $0.2 million of which was paid at closing with the remaining $1.4 million to be paid over the next 24 months.

As of March 31, 2022, we owed OPI $0.8 million, which was included on our Consolidated Balance Sheets as a component of accrued liabilities.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended March 31,
	2022	2021
Industrial	$23,996	$21,400
Microfabrication	17,319	15,215
Aerospace and Defense	23,144	24,730
	$64,459	$61,345

Sales by Geography

	Three Months Ended March 31,
	2022	2021
North America	$35,144	$31,134
China	7,139	15,577
Rest of World	22,176	14,634
	$64,459	$61,345

Sales by Timing of Revenue

	Three Months Ended March 31,
	2022	2021
Point in time	$48,215	$46,994
Over time	16,244	14,351
	$64,459	$61,345

Our contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2022	December 31, 2021
Contract assets	Prepaid expenses and other current assets	$14,122	$9,657
Contract liabilities	Deferred revenues and other long-term liabilities	1,732	2,358

During the three months ended March 31, 2022 and 2021, we recognized revenue of $1.4 million and $1.3 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended March 31,
	2022	2021
Raytheon Technologies	10%	(1)
U.S. Government	17%	20%

(1) Represents less than 10% of total revenues

Financial instruments that potentially expose us to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2022 and December 31, 2021, one customer accounted for approximately 21% and two customers accounted for approximately 33%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable at either date.

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
Our financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents. Our fair value hierarchy for our financial instruments consists of cash equivalents as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Money market securities	$116,903	$—	$—	$116,903
Commercial paper	643	—	—	643
Total	$117,546	$—	$—	$117,546

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market securities	$126,900	$—	$—	$126,900
Commercial paper	236	—	—	236
Total	$127,136	$—	$—	$127,136

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
Inventory consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Raw materials	$32,493	$32,185
Work in process and semi-finished goods	26,645	24,642
Finished goods	18,102	16,919
	$77,240	$73,746

Note 7 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

		As of
	Useful life (years)	March 31, 2022	December 31, 2021
Automobile	3	$114	$114
Computer hardware and software	3 - 5	7,081	6,594
Manufacturing and lab equipment	2 - 7	84,554	81,130
Office equipment and furniture	5 - 7	2,415	2,361
Leasehold and building improvements	2 - 12	28,823	28,125
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		135,778	131,115
Accumulated depreciation		(77,469)	(75,014)
		$58,309	$56,101

Note 8 - Intangible Assets and Goodwill
Intangibles
The details of amortizing intangible assets are as follows (in thousands):

	Estimated useful life (in years)	As of
		March 31, 2022	December 31, 2021
Patents	3 - 5	$6,092	$5,986
Development programs	2 - 4	7,200	7,200
Developed technology	5	3,000	3,038
		16,292	16,224
Accumulated amortization		(10,296)	(9,526)
		$5,996	$6,698

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization expense	$776	$1,016

Estimated amortization expense for future years is as follows (in thousands):

Remainder of 2022	$2,131
2023	2,171
2024	863
2025	519
2026	312
$5,996

Goodwill
The carrying amount of goodwill by segment is as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2021	2,172	10,248	12,420
Currency exchange rate adjustment	(15)	—	(15)
Balance, March 31, 2022	$2,157	$10,248	$12,405

Note 9 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Accrued payroll and benefits	$9,549	$10,915
Product warranty, current	2,339	2,286
Other accrued expenses	1,496	1,529
	$13,384	$14,730

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Product warranty liability, beginning	$5,371	$4,711
Warranty charges incurred, net	(298)	(701)
Provision for warranty charges, net of adjustments	216	1,285
Product warranty liability, ending	5,289	5,295
Less: current portion of product warranty liability	(2,339)	(2,441)
Non-current portion of product warranty liability	$2,950	$2,854

Note 11 - Commitments and Contingencies

Leases
See Note 12.

Legal Matters
On March 25, 2022, Lumentum Operations LLC filed a complaint against nLIGHT, Inc. and certain of its employees in the U.S. District Court for the Western District of Washington. The complaint alleges that Lumentum is the partial or full owner of certain of our patents and requests corresponding relief from the court. We intend to vigorously defend against Lumentum’s allegations.

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. We do not believe the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Note 12 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.1 to 13.2 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.3 to 4.2 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 8 years at March 31, 2022, and the weighted-average discount rate was 3.5%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease expense:
Operating lease expense	$1,031	$874
Short-term lease expense	121	73
Variable and other lease expense	194	122
	$1,346	$1,069

Future minimum payments under our non-cancelable lease obligations were as follows as of March 31, 2022 (in thousands):

Remainder of 2022	$2,895
2023	3,129
2024	2,754
2025	2,135
2026	1,802
Thereafter	8,739
Total minimum lease payments	21,454
Less: interest	(3,123)
Present value of net minimum lease payments	18,331
Less: current portion of lease liabilities	(3,141)
Total long-term lease liabilities	$15,190

Note 13 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2021	753	$25.63
Awards forfeited	(140)	25.21
RSAs at March 31, 2022	613	$25.72

RSAs forfeited were in connection with our former chief financial officer's transition agreement dated January 18, 2022.

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2021	2,799	$24.41
Awards granted	31	18.82
Awards vested	(10)	30.78
Awards forfeited	(22)	28.56
RSUs at March 31, 2022	2,798	$24.29

The total fair value of RSAs and RSUs vested during the three months ended March 31, 2022 was $0.3 million. Awards outstanding as of March 31, 2022 include 0.7 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes our stock option activity during the three months ended March 31, 2022 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,454	$1.61	4.4	$54,815
Options exercised	(423)	$1.63
Options canceled	(39)	$9.67
Outstanding, March 31, 2022	1,992	$1.45	4.2	$31,651
Options exercisable at March 31, 2022	1,892	$1.34	4.1	$30,283
Options vested as of March 31, 2022 and expected to vest after March 31, 2022	1,992	$1.45	4.2	$31,651

Total intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was $6.4 million and $15.0 million, respectively. We received proceeds of $0.7 million and $0.6 million from the exercise of options for the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$709	$491
Research and development	3,122	2,918
Sales, general and administrative	2,722	4,645
	$6,553	$8,054

Unrecognized Compensation Costs
As of March 31, 2022, total unrecognized stock-based compensation was $55.8 million, which will be recognized over an average expected recognition period of 2.5 years.

Common Stock Repurchase Plan
On November 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding shares of common stock. As of March 31, 2022, no repurchases had been executed under the program.

Note 14 - Segment Information

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$51,061	$13,398	$—	$64,459
Gross profit	$16,002	$884	$(709)	$16,177
Gross margin	31.3%	6.6%	NM	25.1%

	Three Months Ended March 31, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$47,335	$14,010	$—	$61,345
Gross profit	$17,431	$705	$(491)	$17,645
Gross margin	36.8%	5.0%	NM	28.8%
Corporate and Other is unallocated expenses related to stock-based compensation.

There have been no material changes to the geographic locations of our long‑lived assets, net, based on the location of the assets, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Note 15 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all periods presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted stock units and awards	1,313	2,433
Employee stock purchase plan	—	7
Common stock options	2,090	2,904
	3,403	5,344

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: the impact on our business from the COVID-19 pandemic and the related lockdown in Shanghai; the impact of inflation; the effect on our business of litigation to which we are or may become a party; and the sufficiency of our existing liquidity sources to meet our cash needs.

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

Revenues increased to $64.5 million in the three months ended March 31, 2022 compared to $61.3 million in the same period of 2021 as a result of higher revenue in the Industrial and Microfabrication markets. We generated a net loss of $8.6 million for the three months ended March 31, 2022 compared to a net loss of $6.1 million for the same period of 2021.

Factors Affecting Our Performance

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and related global liquidity concerns and significant macro-economic volatility continues to adversely impact our end-markets, including reduced economic activity and demand for our products, delays in new capital expenditure decisions and implementations, and restrictions on individual and business activities and travel. While our manufacturing operations have generally remained open throughout the pandemic, including our manufacturing facilities in the United States, which are considered essential businesses, the recent COVID-related lockdown of Shanghai by the Chinese government forced us to halt operations in our Shanghai manufacturing facility on March 28, 2022. Our Shanghai facility manufactures products that are sold directly to end customers as well as components that are shipped to our facilities in the United States to be integrated into finished products. Although we are increasing our manufacturing capabilities in the United States, our Shanghai manufacturing facility remains an important part of our global operations.

The closure of our Shanghai facility did not have a material adverse impact on our financial results for the first quarter of 2022, but may adversely affect our financial results for the second quarter of 2022, and a prolonged closure, or partial closure, of our Shanghai facility could have an adverse impact on future periods. In addition to the impact of the lockdown in Shanghai, some of our non-manufacturing personnel have been partially working from home since March 2020. In recent periods, labor issues have become more pronounced as a result of the COVID-19 pandemic and we have experienced higher than expected increases in wages and other compensation costs as well as increased competition for qualified employees.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended March 31,
	2022	2021
Revenue:
Products	79.2%	77.2%
Development	20.8	22.8
Total revenue	100.0	100.0
Cost of revenue:
Products	55.5	49.5
Development	19.4	21.7
Total cost of revenue	74.9	71.2
Gross profit	25.1	28.8
Operating expenses:
Research and development	21.3	19.1
Sales, general, and administrative	16.7	19.1
Total operating expenses	38.0	38.2
Loss from operations	(12.9)	(9.4)
Other income (expense):
Interest expense, net	—	(0.1)
Loss before income taxes	(12.9)	(9.5)
Income tax expense	0.5	0.5
Net loss	(13.4)%	(10.0)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2022	% of Revenue	2021	% of Revenue	$	%
Industrial	$23,996	37.3%	$21,400	34.9%	$2,596	12.1%
Microfabrication	17,319	26.8	15,215	24.8	2,104	13.8
Aerospace and Defense	23,144	35.9	24,730	40.3	(1,586)	(6.4)
	$64,459	100.0%	$61,345	100.0%	$3,114	5.1%

The increases in revenue from the Industrial market for the three months ended March 31, 2022, compared to the same period of 2021, was driven by an increase in unit sales outside of China, partially offset by lower unit sales in China and lower average selling prices due to changes in product mix. The increase in revenue from the Microfabrication market for the three months ended March 31, 2022, compared to the same period of 2021, was driven by increases in demand and unit sales of semiconductor lasers outside of China, offset partially by lower unit sales inside China. The decrease in revenue from the Aerospace and Defense market for the three months ended March 31, 2022, compared to the same period of 2021, was primarily due to a decrease in product sales and decreased activity on research and development contracts.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2022	% of Revenue	2021	% of Revenue	$	%
Laser Products	$51,061	79.2%	$47,335	77.2%	$3,726	7.9%
Advanced Development	13,398	20.8	14,010	22.8	(612)	(4.4)
	$64,459	100.0%	$61,345	100.0%	$3,114	5.1%

The increase in Laser Products revenue for the three months ended March 31, 2022, compared to the same period of 2021, was driven by increased sales to the Industrial and Microfabrication markets as discussed above, offset partially by a decrease in product sales to the Aerospace and Defense market. The decrease in Advanced Development revenue was primarily due to decreased activity on research and development contracts. Most of our Advanced Development revenue is generated from cost plus fixed fee research and development contracts.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2022	% of Revenue	2021	% of Revenue	$	%
North America	$35,144	54.5%	$31,134	50.7%	$4,010	12.9%
China	7,139	11.1	15,577	25.4	(8,438)	(54.2)
Rest of World	22,176	34.4	14,634	23.9	7,542	51.5
	$64,459	100.0%	$61,345	100.0%	$3,114	5.1%

Geographic revenue information is based on the location to which we ship our products. The increases in both North America and Rest of World revenue for the three months ended March 31, 2022, compared to the same period of 2021, were primarily driven by increased revenue from the Industrial and Microfabrication markets, offset partially by a decrease in revenue from the Aerospace and Defense market for North America. The decrease in China revenue for the three months ended March 31, 2022, compared to the same period of 2021, was due to decreased sales in the Industrial and Microfabrication markets, primarily as a result of deteriorating market conditions in the Industrial market.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$16,002	$884	$(709)	$16,177
Gross margin	31.3%	6.6%	NM	25.1%

	Three Months Ended March 31, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$17,431	$705	$(491)	$17,645
Gross margin	36.8%	5.0%	NM	28.8%

The decrease in Laser Products gross margin for the three months ended March 31, 2022, compared to the same period of 2021, was driven by sales mix, decreased factory utilization of our Shanghai manufacturing facility due to lower sales in China, increased investments in U.S. based manufacturing, and increased production and freight costs. The increase in Advanced Development gross margin for the three months ended March 31, 2022, compared to the same period of 2021, was primarily due to changes in the composition of research and development contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended March 31,		Change
	2022	2021	$	%
Research and development	$13,711	$11,710	$2,001	17.1%

The increase in research and development expense for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to increased employee headcount and related costs and project-related expenses to support our development efforts, and an increase in stock-based compensation of $0.2 million. These increases in costs were partially offset by a decrease in intangible amortization expense.

Sales, General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%
Sales, general, and administrative	$10,775	$11,714	$(939)	(8.0)%

The decrease in sales, general and administrative expense for the three months ended March 31, 2022, compared to the same period in 2021 was primarily due to a decrease in stock-based compensation of $1.9 million, partially offset by an increase in facility expenses and a decrease in administrative cost allocated to development projects. The decrease in stock-based compensation was driven by forfeitures in connection with the retirement of our chief financial officer during the first quarter of 2022.

Interest Expense, net

	Three Months Ended March 31,		Change
	2022	2021	$	%
Interest expense, net	$—	$(74)	$74	(100.0)%

Changes in interest expense, net, are driven by bank charges and changes in the market rates on money market funds. There was no significant change in interest expense, net, for the three months ended March 31, 2022, compared to the same period in 2021.

Other Income, net

	Three Months Ended March 31,		Change
	2022	2021	$	%
Other income, net	$29	$26	$3	11.5%

Changes on other income, net, are primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations. There was no significant change other income, net, for the three months ended March 31, 2022, compared to the same period in 2021.

Income Tax Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
Income tax expense	$343	$322	$21	6.5%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy and Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States, Austria and China, we continue to maintain a full valuation allowance in these jurisdictions as of March 31, 2022.

There was no significant change in income tax expense for the three months ended March 31, 2022 compared to the same period in 2021.

Liquidity and Capital Resources

We had cash and cash equivalents of $134.9 million and $146.5 million as of March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022, our principal uses of liquidity were to fund our working capital needs and purchase property, plant and equipment. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(7,004)	$4,115
Net cash used in investing activities	(5,133)	(3,505)
Net cash provided by financing activities	611	82,932
Effect of exchange rate changes on cash	(59)	(227)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,585)	$83,315

Net Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $7.0 million, which was the results of a $8.6 million net loss and use of cash for working capital of $9.6 million, offset partially by non‑cash expenses totaling $11.2 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by a $5.1 million increase in prepaid expenses and other current assets, a $3.4 million increase in inventory, and a $3.0 million decrease in accounts payable, offset partially by $4.7 million decrease in accounts receivable. The increase in prepaid expense and other current assets was attributable to an increase in contract assets, and the increase in inventory was driven primarily by an increase in safety stock to address risks related to the supply chain and manufacturing disruptions. The decrease in accounts payable is due to timing of vendor payments, and the decrease in accounts receivable is attributable to the decrease in revenue for the three months ended March 31, 2022 compared to the preceding quarter.
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
Net Cash Used in Investing Activities

During the three months ended March 31, 2022, net cash used in investing activities was $5.1 million, primarily resulting from $5.0 million of capital expenditures related to investments in manufacturing equipment and improvements to our corporate facility.

During the three months ended March 31, 2021, net cash used in investing activities was $3.5 million, primarily resulting from $3.1 million of capital expenditures related to investments in manufacturing equipment and improvements to our corporate facility.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.6 million, which was primarily driven by $0.7 million of proceeds from stock options exercises, partially offset by $0.1 million of withholding tax payments related to the vesting of stock awards.

During the three months ended March 31, 2021, net cash provided by financing activities was $82.9 million, which was primarily driven by our follow-on public offering of $82.8 million, net of offering costs.

Credit Facilities

We have a $40.0 million revolving line of credit, or LOC, with Pacific Western Bank dated September 24, 2018, which is secured by our assets and matures September 24, 2024.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at March 31, 2022 and we were in compliance with all covenants.

Contractual Obligations

For the three months ended March 31, 2022, our operating lease obligations increased by approximately $0.7 million. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Inflation

While we do not believe that inflation had a material effect on our business, financial condition or results of operations through March 31, 2022, we have experienced higher than expected increases in wages and other compensation costs, and shipping costs over the past year. We expect those increases will continue to impact our cost structure. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021.

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

Changes in Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 11, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this report.

ITEM 1A. RISK FACTORS

For risk factors related to our business, reference is made to Item 1A, "Risk Factors," contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as described below:

The COVID-19 pandemic has disrupted our operations, manufacturing and supply chain and likely will continue to adversely affect our business, financial condition and operating results.

The COVID-19 pandemic and related global liquidity concerns and significant macro-economic volatility continues to adversely impact our end-markets, including reduced economic activity and demand for our products, delays in new capital expenditure decisions and implementations, and restrictions on individual and business activities and travel. Government imposed restrictions may limit our ability to manufacture our products in a timely manner or not at all, and some of our non-manufacturing personnel have been partially working from home since March 2020. The COVID-related lockdown of Shanghai by the Chinese government has forced us to halt operations in our Shanghai manufacturing facility since March 28, 2022. The Shanghai facility manufactures products that are sold directly to end customers as well as components that are shipped to our facilities in the United States to be integrated into finished products. Although we are increasing our manufacturing capabilities in the United States, the Shanghai manufacturing facility remains an important part of our global operations. The closure of our Shanghai facility may adversely affect our financial results for the second quarter of 2022, and a prolonged closure, or partial closure, of our Shanghai facility could have an adverse impact on future periods.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38462	3.1	April 21, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
10.1+	Transition Agreement and Release, dated January 18, 2022, by and between the registrant and Ran Bareket	10-K	001-38462	10.12	February 28, 2022
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
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

NLIGHT, INC.
(Registrant)

May 6, 2022	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

May 6, 2022	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

May 6, 2022	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)