Form 10-Q
period 2022-06-30
NLIGHT, INC.
filed 2022-08-05
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of August 1, 2022, the Registrant had 45,095,519 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$70,633	$146,534
Marketable securities	50,000	—
Accounts receivable, net of allowances of $300 and $303	45,944	41,574
Inventory	80,189	73,746
Prepaid expenses and other current assets	14,617	15,350
Total current assets	261,383	277,204
Restricted cash	250	250
Lease right-of-use assets	15,357	17,048
Property, plant and equipment, net	62,248	56,101
Intangible assets, net	5,297	6,698
Goodwill	12,359	12,420
Other assets, net	3,580	3,897
Total assets	$360,474	$373,618

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,318	$26,347
Accrued liabilities	13,138	14,730
Deferred revenues	2,034	1,629
Current portion of lease liabilities	3,032	3,066
Total current liabilities	41,522	45,772
Non-current income taxes payable	6,991	7,149
Long-term lease liabilities	14,117	14,612
Other long-term liabilities	3,990	3,952
Total liabilities	66,620	71,485
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 45,074 and 44,248 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	15	15
Additional paid-in capital	483,410	470,760
Accumulated other comprehensive loss	(2,551)	(587)
Accumulated deficit	(187,020)	(168,055)
Total stockholders’ equity	293,854	302,133
Total liabilities and stockholders’ equity	$360,474	$373,618

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	$48,180	$53,561	$99,241	$100,896
Development	12,647	15,552	26,045	29,562
Total revenue	60,827	69,113	125,286	130,458
Cost of revenue:
Products	33,683	34,240	69,451	64,635
Development	11,759	14,548	24,273	27,853
Total cost of revenue	45,442	48,788	93,724	92,488
Gross profit	15,385	20,325	31,562	37,970
Operating expenses:
Research and development	13,788	14,282	27,499	25,992
Sales, general, and administrative	11,914	15,057	22,689	26,771
Total operating expenses	25,702	29,339	50,188	52,763
Loss from operations	(10,317)	(9,014)	(18,626)	(14,793)
Other income (expense):
Interest income (expense), net	71	(32)	71	(106)
Other income (loss), net	(106)	118	(77)	144
Loss before income taxes	(10,352)	(8,928)	(18,632)	(14,755)
Income tax expense (benefit)	(10)	(1,038)	333	(716)
Net loss	$(10,342)	$(7,890)	$(18,965)	$(14,039)
Net loss per share, basic and diluted	$(0.23)	$(0.19)	$(0.43)	$(0.34)
Shares used in per share calculations, basic and diluted	44,178	42,313	43,919	41,187

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(10,342)	$(7,890)	$(18,965)	$(14,039)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,868)	497	(1,964)	(165)
Comprehensive loss	$(12,210)	$(7,393)	$(20,929)	$(14,204)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2022	$44,538	$15	$477,924	$(683)	$(176,678)	$300,578
Net loss	—	—	—	—	(10,342)	(10,342)
Issuance of common stock pursuant to exercise of stock options	48	—	73	—	—	73
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	370	—	(2,468)	—	—	(2,468)
Issuance of common stock under the Employee Stock Purchase Plan	118	—	1,201	—	—	1,201
Stock-based compensation	—	—	6,680	—	—	6,680
Cumulative translation adjustment, net of tax	—	—	—	(1,868)	—	(1,868)
Balance, June 30, 2022	$45,074	$15	$483,410	$(2,551)	$(187,020)	$293,854

	Six Months Ended June 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2021	44,248	$15	$470,760	$(587)	$(168,055)	$302,133
Net loss	—	—	—	—	(18,965)	(18,965)
Issuance of common stock pursuant to exercise of stock options	471	—	762	—	—	762
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	377	—	(2,546)	—	—	(2,546)
Restricted stock awards forfeited in connection with transition agreement	(140)	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	118	—	1,201	—	—	1,201
Stock-based compensation	—	—	13,233	—	—	13,233
Cumulative translation adjustment, net of tax	—	—	—	(1,964)	—	(1,964)
Balance, June 30, 2022	45,074	$15	$483,410	$(2,551)	$(187,020)	$293,854

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2021	42,783	$15	$449,496	$(921)	$(144,535)	$304,055
Net loss	—	—	—	—	(7,890)	(7,890)
Proceeds from follow-on offering, net of offering costs	—	—	(1)	—	—	(1)
Issuance of common stock pursuant to exercise of stock options	101	—	196	—	—	196
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	264	—	(4,567)	—	—	(4,567)
Issuance of common stock under the Employee Stock Purchase Plan	33	—	750	—	—	750
Stock-based compensation	—	—	11,606	—	—	11,606
Cumulative translation adjustment, net of tax	—	—	—	497	—	497
Balance, Balance, June 30, 2021	43,181	$15	$457,480	$(424)	$(152,425)	$304,646

	Six Months Ended June 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2020	39,793	$15	$358,544	$(259)	$(138,386)	$219,914
Net loss	—	—	—	—	(14,039)	(14,039)
Proceeds from follow-on offering, net of offering costs	2,537	—	82,354	—	—	82,354
Issuance of common stock pursuant to exercise of stock options	553	—	770	—	—	770
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	265	—	(4,598)	—	—	(4,598)
Issuance of common stock under the Employee Stock Purchase Plan	33	—	750	—	—	750
Stock-based compensation	—	—	19,660	—	—	19,660
Cumulative translation adjustment, net of tax	—	—	—	(165)	—	(165)
Balance, Balance, June 30, 2021	43,181	$15	$457,480	$(424)	$(152,425)	$304,646
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,965)	$(14,039)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,214	4,290
Amortization	2,329	3,122
Reduction in carrying amount of right-of-use assets	1,571	1,632
Provision for (recoveries of) losses on accounts receivable	6	(72)
Stock-based compensation	13,233	19,660
Deferred income taxes	(1)	(11)
(Gain) Loss on disposal of assets	—	3
Changes in operating assets and liabilities:
Accounts receivable, net	(4,975)	(4,849)
Inventory	(7,383)	(8,611)
Prepaid expenses and other current assets	663	175
Other assets, net	(656)	(905)
Accounts payable	(1,726)	3,335
Accrued and other long-term liabilities	(1,191)	1,347
Deferred revenues	421	133
Lease liabilities	(409)	(1,404)
Non-current income taxes payable	104	(721)
Net cash provided by (used in) operating activities	(11,765)	3,085
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(291)
Purchases of property, plant and equipment	(12,893)	(7,962)
Acquisition of intangible assets and capitalization of patents	(228)	(216)
Purchase of marketable securities	(50,000)	—
Net cash used in investing activities	(63,121)	(8,469)
Cash flows from financing activities:
Proceeds from public offerings, net of offering costs	—	82,354
Principal payments on term loan, debt and financing leases	—	(399)
Payment of contingent consideration related to acquisition	—	(326)
Proceeds from employee stock plan purchases	1,201	750
Proceeds from stock option exercises	762	770
Tax payments related to stock award issuances	(2,546)	(4,598)
Net cash provided by (used in) financing activities	(583)	78,551
Effect of exchange rate changes on cash	(432)	(126)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(75,901)	73,041
Cash, cash equivalents, and restricted cash, beginning of period	146,784	102,573
Cash, cash equivalents, and restricted cash, end of period	$70,883	$175,614
Supplemental disclosures:
Cash paid for interest, net	$—	$103
Cash paid for income taxes	189	393
Operating cash outflows from operating leases	1,914	1,621
Right-of-use assets obtained in exchange for lease liabilities	1,222	7,224
Accrued purchases of property, equipment and patents	1,650	2,139

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements of nLIGHT, Inc. and our wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the six months ended June 30, 2022, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Note 2 - Acquisition
On July 30, 2020, we acquired the outstanding shares of OPI Photonics S.r.l. (OPI), an Italian limited liability company, for cash consideration of $1.6 million, $0.2 million of which was paid at closing with the remaining $1.4 million to be paid over the next 24 months.

As of June 30, 2022, we owed OPI $0.7 million, which was included on our Consolidated Balance Sheets as a component of accrued liabilities.

Note 3 - Revenue

We recognize revenue upon transferring control of products and services and the amounts recognized reflect the consideration we expect to be entitled to receive in exchange for these products and services. We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. As part of our consideration of the contract, we evaluate certain factors, including the customer's ability to pay (or credit risk). For each contract, we consider the promise to transfer products, each of which is distinct, as the identified performance obligations.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Industrial	$21,899	$24,907	$45,895	$46,307
Microfabrication	16,415	20,274	33,734	35,489
Aerospace and Defense	22,513	23,932	45,657	48,662
	$60,827	$69,113	$125,286	$130,458

Sales by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$35,682	$33,095	$70,826	$64,229
China	4,672	18,759	11,811	34,336
Rest of World	20,473	17,259	42,649	31,893
	$60,827	$69,113	$125,286	$130,458

Sales by Timing of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Point in time	$45,448	$50,123	$93,663	$97,117
Over time	15,379	18,990	31,623	33,341
	$60,827	$69,113	$125,286	$130,458

Our contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2022	December 31, 2021
Contract assets	Prepaid expenses and other current assets	$7,620	$9,657
Contract liabilities	Deferred revenues and other long-term liabilities	3,343	2,358

During the three and six months ended June 30, 2022, we recognized revenue of $0.1 million and $1.5 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customer accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. Government	16%	20%	16%	20%

Financial instruments that potentially expose us to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2022, and December 31, 2021, two customers accounted for approximately 27% and two customers accounted for approximately 33%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable at either date.

Note 5 - Marketable Securities

Marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. Our marketable securities are considered available-for-sale as they represent investments of cash and are available for current operations. As such, they are included as current assets on our Consolidated Balance Sheets at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Any unrealized gains and losses that are considered to be other-than-temporary are recorded in other income (loss), net on our Consolidated Statements of Operations. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other income (loss), net on our Consolidated Statements of Operations.

Unrealized gains and losses were immaterial in the three and six months ended June 30, 2022.

See Note 6 for additional information.

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
Our financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents and marketable securities. Our fair value hierarchy for our financial instruments was as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$46,977	$—	$—	$46,977
Commercial paper	621	—	—	621
	47,598	—	—	47,598
Marketable Securities:
U.S. treasuries	50,000	—	—	50,000
Total	$97,598	$—	$—	$97,598

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$126,900	$—	$—	$126,900
Commercial paper	236	—	—	236
Total	$127,136	$—	$—	$127,136

Cash Equivalents
The fair value of cash equivalents is determined based on quoted market prices for similar or identical securities.

Marketable Securities
We classify our marketable securities as available-for-sale and value them utilizing a market approach that uses observable inputs without applying significant judgment.

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
Inventory consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Raw materials	$37,681	$32,185
Work in process and semi-finished goods	25,454	24,642
Finished goods	17,054	16,919
	$80,189	$73,746

Note 8 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

		As of
	Useful life (years)	June 30, 2022	December 31, 2021
Automobile	3	$111	$114
Computer hardware and software	3 - 5	8,385	6,594
Manufacturing and lab equipment	2 - 7	87,095	81,130
Office equipment and furniture	5 - 7	2,347	2,361
Leasehold and building improvements	2 - 12	30,471	28,125
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		141,200	131,115
Accumulated depreciation		(78,952)	(75,014)
		$62,248	$56,101

Note 9 - Intangible Assets and Goodwill
Intangibles
The details of amortizing intangible assets are as follows (in thousands):

	Estimated useful life (in years)	As of
		June 30, 2022	December 31, 2021
Patents	3 - 5	$6,185	$5,986
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,888	3,038
		16,273	16,224
Accumulated amortization		(10,976)	(9,526)
		$5,297	$6,698

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$711	$1,026	$1,487	$2,042

Estimated amortization expense for future years is as follows (in thousands):

Remainder of 2022	$1,433
2023	2,187
2024	879
2025	505
2026	293
$5,297

Goodwill
The carrying amount of goodwill by segment is as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2021	2,172	10,248	12,420
Currency exchange rate adjustment	(61)	—	(61)
Balance, June 30, 2022	$2,111	$10,248	$12,359

Note 10 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Accrued payroll and benefits	$9,192	$10,915
Product warranty, current	2,325	2,286
Other accrued expenses	1,621	1,529
	$13,138	$14,730

Note 11 - Product Warranties
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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Product warranty liability, beginning	$5,371	$4,711
Warranty charges incurred, net	(409)	(1,132)
Provision for warranty charges, net of adjustments	198	1,779
Product warranty liability, ending	5,160	5,358
Less: current portion of product warranty liability	(2,325)	(2,246)
Non-current portion of product warranty liability	$2,835	$3,112

Note 12 - Commitments and Contingencies

Leases
See Note 13.

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

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.3 to 12.9 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.6 to 3.9 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 8 years as of  June 30, 2022, and the weighted-average discount rate was 3.6%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease expense:
Operating lease expense	$965	$1,092	$1,996	$1,966
Short-term lease expense	131	210	252	283
Variable and other lease expense	241	235	435	357
	$1,337	$1,537	$2,683	$2,606

Future minimum payments under our non-cancelable lease obligations were as follows as of June 30, 2022 (in thousands):

Remainder of 2022	$1,956
2023	3,234
2024	2,833
2025	2,013
2026	1,631
Thereafter	8,451
Total minimum lease payments	20,118
Less: interest	(2,969)
Present value of net minimum lease payments	17,149
Less: current portion of lease liabilities	(3,032)
Total long-term lease liabilities	$14,117

Note 14 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2021	753	$25.63
Awards vested	(171)	25.10
Awards forfeited	(140)	25.21
RSAs at June 30, 2022	442	25.97
RSAs forfeited were in connection with our former chief financial officer's transition agreement dated January 18, 2022.

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2021	2,799	$24.41
Awards granted	78	15.61
Awards vested	(576)	26.47
Awards forfeited	(143)	26.03
RSUs at June 30, 2022	2,158	23.45

The total fair value of RSAs and RSUs vested during the six months ended June 30, 2022, was $4.3 million and $15.3 million, respectively. Awards outstanding as of June 30, 2022 include 0.7 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes our stock option activity during the six months ended June 30, 2022 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,454	$1.61	4.4	$54,815
Options exercised	(471)	$1.62
Options canceled	(41)	$9.44
Outstanding, June 30, 2022	1,942	$1.44	3.8	$17,037
Options exercisable at June 30, 2022	1,916	$1.41	3.8	$16,890
Options vested as of June 30, 2022, and expected to vest after June 30, 2022	1,942	$1.44	3.8	$17,037

Total intrinsic value of options exercised for the six months ended June 30, 2022 and 2021, was $6.9 million and $17.8 million, respectively. We received proceeds of $0.8 million and $0.8 million from the exercise of options for the six months ended June 30, 2022 and 2021, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan was as follows (in thousands, except weighted average per share prices):

Six Months Ended June 30, 2022
Shares issued	118
Weighted-average per share purchase price	$10.15
Weighted-average per share discount from the fair value of our common stock on date of issuance	$1.79

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$684	$549	$1,393	$1,040
Research and development	3,117	3,708	6,239	6,626
Sales, general and administrative	2,879	7,349	5,601	11,994
	$6,680	$11,606	$13,233	$19,660

Unrecognized Compensation Costs
As of June 30, 2022, total unrecognized stock-based compensation was $46.1 million, which will be recognized over an average expected recognition period of 2.3 years.

Common Stock Repurchase Plan
On November 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding shares of common stock. As of June 30, 2022, no repurchases had been executed under the program.

Note 15 - Segment Information

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Three Months Ended June 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$48,180	$12,647	$—	$60,827
Gross profit	$15,182	$888	$(685)	$15,385
Gross margin	31.5%	7.0%	NM	25.3%

	Six Months Ended June 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$99,241	$26,045	$—	$125,286
Gross profit	$31,184	$1,772	$(1,394)	$31,562
Gross margin	31.4%	6.8%	NM	25.2%

	Three Months Ended June 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$53,561	$15,552	$—	$69,113
Gross profit	$19,871	$1,004	$(550)	$20,325
Gross margin	37.1%	6.5%	NM	29.4%

	Six Months Ended June 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$100,896	$29,562	$—	$130,458
Gross profit	$37,302	$1,709	$(1,041)	$37,970
Gross margin	37.0%	5.8%	NM	29.1%

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

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units and awards	1,158	2,057	1,241	2,182
Employee stock purchase plan	—	3	—	6
Common stock options	1,745	2,803	1,922	2,803
	2,903	4,863	3,163	4,991

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

Overview

nLIGHT, Inc., is a leading provider of high‑power semiconductor and fiber lasers for industrial, microfabrication, and aerospace and defense applications. Headquartered in Camas, Washington, we design, develop, and manufacture the critical elements of our lasers, and believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property.

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. Sales of our semiconductor lasers, fiber lasers and directed energy products are included in the Laser Products segment, while revenue earned from research and development contracts are included in the Advanced Development segment.

Revenues decreased to $125.3 million in the six months ended June 30, 2022 compared to $130.5 million in the same period of 2021 as a result of a decrease in development revenue and product sales to customers in China, that was partially offset by an increase in product sales to customers outside of China. We generated a net loss of $19.0 million for the six months ended June 30, 2022 compared to a net loss of $14.0 million for the same period of 2021.

Factors Affecting Our Performance

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and related global liquidity concerns and significant macro-economic volatility continues to adversely impact our end-markets, including reduced economic activity and demand for our products, delays in new capital expenditure decisions and implementations, and restrictions on individual and business activities and travel. While our manufacturing operations have generally remained open throughout the pandemic, including our manufacturing facilities in the United States, which are considered essential businesses, the recent COVID-related lockdown of Shanghai by the Chinese government forced us to halt operations in our Shanghai manufacturing facility for approximately two months during the second quarter during 2022. Our Shanghai facility manufactures products that are sold directly to end customers as well as components that are shipped to our facilities in the United States to be integrated into finished products. Although we are increasing our manufacturing capabilities in the United States, our Shanghai manufacturing facility remains an important part of our global operations.

The closure of our Shanghai facility during the second quarter of 2022 had a negative impact on our financial results for the second quarter of 2022, and any additional closures could have an adverse impact on future periods. In addition to the impact of the lockdown in Shanghai, some of our non-manufacturing personnel have been partially working from home since March 2020. In recent periods, labor issues have become more pronounced as a result of the COVID-19 pandemic and we have experienced higher than expected increases in wages and other compensation costs as well as increased competition for qualified employees.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	79.2%	77.5%	79.2%	77.3%
Development	20.8	22.5	20.8	22.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	55.4	49.5	55.4	49.5
Development	19.3	21.1	19.4	21.4
Total cost of revenue	74.7	70.6	74.8	70.9
Gross profit	25.3	29.4	25.2	29.1
Operating expenses:
Research and development	22.7	20.7	21.9	19.9
Sales, general, and administrative	19.6	21.8	18.1	20.5
Total operating expenses	42.3	42.5	40.0	40.4
Loss from operations	(17.0)	(13.1)	(14.8)	(11.3)
Other income (expense):
Interest income (expense), net	0.1	—	0.1	(0.1)
Other income (loss), net	(0.2)	0.2	(0.1)	0.1
Loss before income taxes	(17.1)	(12.9)	(14.8)	(11.3)
Income tax expense (benefit)	—	(1.5)	0.3	(0.5)
Net loss	(17.1)%	(11.4)%	(15.1)%	(10.8)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2022	% of Revenue	2021	% of Revenue	$	%
Industrial	$21,899	36.0%	$24,907	36.1%	$(3,008)	(12.1)%
Microfabrication	16,415	27.0	20,274	29.3	(3,859)	(19.0)
Aerospace and Defense	22,513	37.0	23,932	34.6	(1,419)	(5.9)
	$60,827	100.0%	$69,113	100.0%	$(8,286)	(12.0)%

	Six Months Ended June 30,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
Industrial	$45,895	36.6%	$46,307	35.5%	$(412)	(0.9)%
Microfabrication	33,734	26.9	35,489	27.2	(1,755)	(4.9)
Aerospace and Defense	45,657	36.5	48,662	37.3	(3,005)	(6.2)
	$125,286	100.0%	$130,458	100.0%	$(5,172)	(4.0)%

The decreases in revenue from the Industrial and Microfabrication markets for the three and six months ended June 30, 2022, compared to the same periods of 2021, were driven by decreases in unit sales in China, partially offset by increases in unit sales outside of China. The closure of our Shanghai facility for approximately two months during the second quarter of 2022 due to the COVID-19 pandemic had a negative impact on sales in China. The decreases in revenue from the Aerospace and Defense market for the three and six months ended June 30, 2022, compared to the same periods of 2021, were primarily due to decreased activity on research and development contracts.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2022	% of Revenue	2021	% of Revenue	$	%
Laser Products	$48,180	79.2%	$53,561	77.5%	$(5,381)	(10.0)%
Advanced Development	12,647	20.8	15,552	22.5	(2,905)	(18.7)
	$60,827	100.0%	$69,113	100.0%	$(8,286)	(12.0)%

	Six Months Ended June 30,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
Laser Products	$99,241	79.2%	$100,896	77.3%	$(1,655)	(1.6)%
Advanced Development	26,045	20.8	29,562	22.7	(3,517)	(11.9)
	$125,286	100.0%	$130,458	100.0%	$(5,172)	(4.0)%

The decreases in Laser Products revenue for the three and six months ended June 30, 2022, compared to the same periods of 2021, were driven by decreased sales to the Industrial and Microfabrication markets as discussed above. There was no significant change in Laser Product sales within the Aerospace and Defense market for the three and six months ended June 30, 2022, compared to the same periods of 2021. The decreases in Advanced Development revenue for the three and six months ended June 30, 2022, compared to the same periods of 2021 were primarily due to decreased activity on research and development contracts. Most of our Advanced Development revenue is generated from cost plus fixed fee research and development contracts, and all Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2022	% of Revenue	2021	% of Revenue	$	%
North America	$35,682	58.7%	$33,095	47.9%	$2,587	7.8%
China	4,672	7.7	18,759	27.1	(14,087)	(75.1)
Rest of World	20,473	33.6	17,259	25.0	3,214	18.6
	$60,827	100.0%	$69,113	100.0%	$(8,286)	(12.0)%

	Six Months Ended June 30,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
North America	$70,826	56.5%	$64,229	49.2%	$6,597	10.3%
China	11,811	9.4	34,336	26.3	(22,525)	(65.6)
Rest of World	42,649	34.1	31,893	24.4	10,756	33.7
	$125,286	100.0%	$130,458	100.0%	$(5,172)	(4.0)%

Geographic revenue information is based on the location to which we ship our products. The increases in both North America and Rest of World revenue for the three and six months ended June 30, 2022, compared to the same periods of 2021, were primarily driven by increased revenue from the Industrial and Microfabrication markets, partially offset by a decrease in Development revenue from the Aerospace and Defense market. The decreases in China revenue for the three and six months ended June 30, 2022, compared to the same periods of 2021, were due to decreased sales in the Industrial and Microfabrication markets, primarily as a result of deteriorating market conditions in the Industrial market. The closure of our Shanghai facility for approximately two months during the second quarter of 2022 due to the COVID-19 pandemic also had a negative impact on sales in China.

Cost of Revenues and Gross Margin

Cost of Laser Products revenue consists primarily of manufacturing materials, labor, shipping and handling costs, tariffs and manufacturing-related overhead. We order materials and supplies based on backlog and forecasted demand from our customers. We expense all warranty costs and inventory provisions as cost of revenues.

Cost of Advanced Development revenue consists of materials, labor, subcontracting costs, and an allocation of indirect costs including overhead and general and administrative.

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$15,182	$888	$(685)	$15,385
Gross margin	31.5%	7.0%	NM	25.3%

	Six Months Ended June 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$31,184	$1,772	$(1,394)	$31,562
Gross margin	31.4%	6.8%	NM	25.2%

	Three Months Ended June 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$19,871	$1,004	$(550)	$20,325
Gross margin	37.1%	6.5%	NM	29.4%

	Six Months Ended June 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$37,302	$1,709	$(1,041)	$37,970
Gross margin	37.0%	5.8%	NM	29.1%

The decreases in Laser Products gross margin for the three and six months ended June 30, 2022, compared to the same periods of 2021, were driven by sales mix, and decreased factory utilization of our Shanghai manufacturing facility due to lower sales, and the closure of our Shanghai facility for approximately two months during the second quarter of 2022 due to the COVID-19 pandemic. In addition, Laser Products gross margin was negatively impacted by increased investments in U.S. based manufacturing, and increased production and freight costs, partially offset by an increase in duty reclaim. The increases in Advanced Development gross margin for the three and six months ended June 30, 2022, compared to the same periods of 2021, were primarily due to changes in the composition of research and development contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended June 30,		Change
	2022	2021	$	%
Research and development	$13,788	$14,282	$(494)	(3.5)%

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Research and development	$27,499	$25,992	$1,507	5.8%

The decrease in research and development expense for the three months ended June 30, 2022, compared to the same period in 2021, was primarily due to a decrease in stock-based compensation of $0.6 million. The increase in research and development expense for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to increases in salary costs, headcount and project-related expenses to support our development efforts, partially offset by a decrease in stock-based compensation of $0.4 million, and decrease in intangible amortization.

Sales, General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	$	%
Sales, general, and administrative	$11,914	$15,057	$(3,143)	(20.9)%

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Sales, general, and administrative	$22,689	$26,771	$(4,082)	(15.2)%

The decreases in sales, general and administrative expense for the three and six months ended June 30, 2022, compared to the same periods in 2021 were primarily due to decreases in stock-based compensation of $4.5 million and $6.4 million, respectively, partially offset by increases in salary costs, professional service fees, facility expenses and decreases in administrative cost allocated to development projects. The decreases in stock-based compensation expense were driven by forfeitures and decreases in expected achievement related to performance-based stock awards.

Interest Income (Expense), net

	Three Months Ended June 30,		Change
	2022	2021	$	%
Interest income (expense), net	$71	$(32)	$103	(321.9)%

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Interest income (expense), net	$71	$(106)	$177	(167.0)%

The increase in interest income (expense), net, for the three and six months ended June 30, 2022, compared to the same periods in 2021 was driven by increases in interest rates and the investment in marketable securities during the second quarter of 2022.

Other Income (Loss), net

	Three Months Ended June 30,		Change
	2022	2021	$	%
Other income (loss), net	$(106)	$118	$(224)	(189.8)%

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Other income (loss), net	$(77)	$144	$(221)	(153.5)%

Changes in other income (loss), net, are primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2022	2021	$	%
Income tax expense (benefit)	$(10)	$(1,038)	$1,028	(99.0)%

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Income tax expense (benefit)	$333	$(716)	$1,049	(146.5)%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, and Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States, Austria, and China, we continue to maintain a full valuation allowance in these jurisdictions as of June 30, 2022.

The increases in income tax expense for the three and six months ended June 30, 2022, compared to the same periods in 2021 were driven by a large discrete tax benefit related to return to provision true ups and expiring statutes of limitations of unrecognized tax positions recorded in Q2 2021.

Liquidity and Capital Resources

We had cash and cash equivalents of $70.6 million and $146.5 million as of June 30, 2022 and December 31, 2021, respectively. In addition, we had marketable securities of $50.0 million at June 30, 2022. Prior to the second quarter of 2022 we had no marketable securities.

For the six months ended June 30, 2022, our principal uses of liquidity were to fund our working capital needs and purchase property, plant and equipment. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(11,765)	$3,085
Net cash used in investing activities	(63,121)	(8,469)
Net cash provided by (used in) financing activities	(583)	78,551
Effect of exchange rate changes on cash	(432)	(126)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(75,901)	$73,041

Net Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $11.8 million, which was the result of a $19.0 million net loss and use of cash for working capital of $15.2 million, partially offset by non‑cash expenses totaling $22.4 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by a $5.0 million increase in accounts receivable, net, a $7.4 million increase in inventory, and a $1.7 million decrease in accounts payable. The increase in accounts receivable, net was primarily due to the timing of shipments in the second quarter of 2022 compared to the fourth quarter of 2021. The increase in inventory was due to an increase in safety stock to mitigate supply chain risks, lower demand primarily from China, and anticipated demand for recently introduced products. The decrease in accounts payable was due to timing of vendor payments.
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
Net Cash Used in Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $63.1 million, primarily resulting from the purchase of $50.0 million of marketable securities and $12.9 million of capital expenditures related to investments in directed energy, manufacturing equipment and facilities.

During the six months ended June 30, 2021, net cash used in investing activities was $8.5 million, primarily resulting from $8.0 million of capital expenditures related to investments in manufacturing equipment and improvements to our corporate facility.

Net Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities was $0.6 million, which was primarily driven by $2.5 million of withholding tax payments related to the vesting of stock awards, partially offset by $2.0 million of proceeds from stock options exercises and employee stock plan purchases.

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

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at June 30, 2022 and we were in compliance with all covenants.

Contractual Obligations

For the six months ended June 30, 2022, our operating lease obligations decreased by approximately $0.5 million. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Inflation

While we do not believe that inflation had a material effect on our business, financial condition or results of operations through June 30, 2022, we have experienced higher than expected increases in wages and other compensation costs, materials, and shipping costs over the past year. We expect these increases will continue to impact our cost structure. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. Other than the addition of marketable securities consisting of U.S. Treasuries to our investment portfolio, our exposure to market risk has not changed materially since December 31, 2021.

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

Changes in Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 12, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this report.

ITEM 1A. RISK FACTORS

For risk factors related to our business, reference is made to Item 1A, "Risk Factors," contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A, “Risk Factors,” contained in Part II our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

The COVID-19 pandemic has disrupted our operations, manufacturing and supply chain and likely will continue to adversely affect our business, financial condition and operating results.

The COVID-19 pandemic and related global liquidity concerns and significant macro-economic volatility continues to adversely impact our end-markets, including reduced economic activity and demand for our products, delays in new capital expenditure decisions and implementations, and restrictions on individual and business activities and travel. Government imposed restrictions may limit our ability to manufacture our products in a timely manner or at all, and some of our non-manufacturing personnel have been partially working from home since March 2020. The recent COVID-related lockdown of Shanghai by the Chinese government forced us to halt operations in our Shanghai manufacturing for approximately two months during the second quarter of 2022. Our Shanghai facility manufactures products that are sold directly to end customers as well as components that are shipped to our facilities in the United States to be integrated into finished products. Although we are increasing our manufacturing capabilities in the United States, our Shanghai manufacturing facility remains an important part of our global operations. Any additional closures, or partial closures, of our Shanghai facility in the future could have an adverse impact on future periods.

In addition, travel has been severely limited during the COVID-19 pandemic due to government restrictions and other precautionary measures. Limitations on travel, for example, have impacted our management’s ability to visit our employees and facilities, particularly in China, as well as our vendors and potential and existing customers. Such limitations have adversely impacted and could continue to adversely impact oversight of our employees and facilities, our sales and marketing efforts, and our manufacturing and supply arrangements, potentially disrupting our business operations and adversely impacting our financial condition and operating results. In recent periods, labor issues have also become more pronounced as a result of the COVID-19 pandemic and we have experienced higher than expected increases in wages and other compensation costs as well as increased competition for qualified employees.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38462	3.1	April 21, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
10.1	2018 Equity Incentive Plan—Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.1	July 8, 2022
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
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

NLIGHT, INC.
(Registrant)

August 5, 2022	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2022	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

August 5, 2022	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)