Form 10-Q
period 2022-09-30
NLIGHT, INC.
filed 2022-11-07
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of October 31, 2022, the Registrant had 45,307,101 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$62,184	$146,534
Marketable securities	50,190	—
Accounts receivable, net of allowances of $287 and $303	43,803	41,574
Inventory	80,660	73,746
Prepaid expenses and other current assets	14,138	15,350
Total current assets	250,975	277,204
Restricted cash	251	250
Lease right-of-use assets	14,472	17,048
Property, plant and equipment, net	63,232	56,101
Intangible assets, net	4,676	6,698
Goodwill	12,313	12,420
Other assets, net	2,634	3,897
Total assets	$348,553	$373,618

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,755	$26,347
Accrued liabilities	14,548	14,730
Deferred revenues	1,736	1,629
Current portion of lease liabilities	2,697	3,066
Total current liabilities	38,736	45,772
Non-current income taxes payable	6,527	7,149
Long-term lease liabilities	13,515	14,612
Other long-term liabilities	3,937	3,952
Total liabilities	62,715	71,485
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 45,303 and 44,248 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively	16	15
Additional paid-in capital	489,867	470,760
Accumulated other comprehensive loss	(4,070)	(587)
Accumulated deficit	(199,975)	(168,055)
Total stockholders’ equity	285,838	302,133
Total liabilities and stockholders’ equity	$348,553	$373,618

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Products	$48,042	$54,393	$147,283	$155,289
Development	12,051	17,842	38,096	47,404
Total revenue	60,093	72,235	185,379	202,693
Cost of revenue:
Products	35,350	34,193	104,801	98,828
Development	11,267	16,647	35,540	44,500
Total cost of revenue	46,617	50,840	140,341	143,328
Gross profit	13,476	21,395	45,038	59,365
Operating expenses:
Research and development	12,716	14,838	40,215	40,830
Sales, general, and administrative	13,741	13,316	36,430	40,087
Total operating expenses	26,457	28,154	76,645	80,917
Loss from operations	(12,981)	(6,759)	(31,607)	(21,552)
Other income (expense):
Interest income (expense), net	167	(20)	238	(126)
Other income (loss), net	(31)	102	(108)	246
Loss before income taxes	(12,845)	(6,677)	(31,477)	(21,432)
Income tax expense (benefit)	110	203	443	(513)
Net loss	$(12,955)	$(6,880)	$(31,920)	$(20,919)
Net loss per share, basic and diluted	$(0.29)	$(0.16)	$(0.72)	$(0.50)
Shares used in per share calculations, basic and diluted	44,786	42,884	44,289	41,759

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(12,955)	$(6,880)	$(31,920)	$(20,919)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,709)	(378)	(3,673)	(543)
Unrealized gains on available-for-sale securities	190	—	190	—
Comprehensive loss	$(14,474)	$(7,258)	$(35,403)	$(21,462)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2022	45,074	$15	$483,410	$(2,551)	$(187,020)	$293,854
Net loss	—	—	—	—	(12,955)	(12,955)
Issuance of common stock pursuant to exercise of stock options	86	1	383	—	—	384
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	153	—	(1,421)	—	—	(1,421)
Restricted stock awards modified in connection with performance achievement	(10)	—	—	—	—	—
Stock-based compensation	—	—	7,495	—	—	7,495
Unrealized gains on available-for-sale securities	—	—	—	190	—	190
Cumulative translation adjustment, net of tax	—	—	—	(1,709)	—	(1,709)
Balance, September 30, 2022	45,303	$16	$489,867	$(4,070)	$(199,975)	$285,838

	Nine Months Ended September 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2021	44,248	$15	$470,760	$(587)	$(168,055)	$302,133
Net loss	—	—	—	—	(31,920)	(31,920)
Issuance of common stock pursuant to exercise of stock options	557	1	1,145	—	—	1,146
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	530	—	(3,967)	—	—	(3,967)
Restricted stock awards forfeited in connection with transition agreement	(140)	—	—	—	—	—
Restricted stock awards modified in connection with performance achievement	(10)	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	118	—	1,201	—	—	1,201
Stock-based compensation	—	—	20,728	—	—	20,728
Unrealized gains on available-for-sale securities	—	—	—	190	—	190
Cumulative translation adjustment, net of tax	—	—	—	(3,673)	—	(3,673)
Balance, September 30, 2022	45,303	$16	$489,867	$(4,070)	$(199,975)	$285,838

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

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,920)	$(20,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,135	6,670
Amortization	3,492	4,641
Reduction in carrying amount of right-of-use assets	2,369	2,435
Provision for (recoveries of) losses on accounts receivable	2	(70)
Stock-based compensation	20,728	29,732
Deferred income taxes	(1)	(11)
Loss on disposal of assets	—	3
Unrealized gain on available-for-sale securities	(190)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,431)	(4,580)
Inventory	(8,761)	(16,169)
Prepaid expenses and other current assets	1,091	(5,542)
Other assets, net	(308)	(437)
Accounts payable	(5,792)	9,699
Accrued and other long-term liabilities	1,219	907
Deferred revenues	142	(925)
Lease liabilities	(1,241)	(2,156)
Non-current income taxes payable	(86)	(591)
Net cash provided by (used in) operating activities	(14,552)	2,687
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(664)	(291)
Purchases of property, plant and equipment	(16,442)	(13,636)
Acquisition of intangible assets and capitalization of patents	(359)	(303)
Purchase of marketable securities	(50,000)	—
Net cash used in investing activities	(67,465)	(14,230)
Cash flows from financing activities:
Proceeds from public offerings, net of offering costs	—	82,354
Principal payments on term loan, debt and financing leases	—	(428)
Payment of contingent consideration related to acquisition	—	(326)
Proceeds from employee stock plan purchases	1,201	750
Proceeds from stock option exercises	1,146	975
Tax payments related to stock award issuances	(3,967)	(8,265)
Net cash provided by (used in) financing activities	(1,620)	75,060
Effect of exchange rate changes on cash	(712)	(256)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(84,349)	63,261
Cash, cash equivalents, and restricted cash, beginning of period	146,784	102,573
Cash, cash equivalents, and restricted cash, end of period	$62,435	$165,834
Supplemental disclosures:
Cash paid for interest, net	$—	$116
Cash paid for income taxes	250	434
Operating cash outflows from operating leases	2,828	2,555
Right-of-use assets obtained in exchange for lease liabilities	2,242	7,348
Accrued purchases of property, equipment and patents	2,468	2,287

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

Critical Accounting Policies
Our critical accounting policies have not materially changed during the nine months ended September 30, 2022, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

New Accounting Pronouncements
None.

Note 2 - Acquisition
On July 30, 2020, we acquired the outstanding shares of OPI Photonics S.r.l. (OPI), an Italian limited liability company, for cash consideration of $1.6 million, $0.2 million of which was paid at closing with the remaining $1.4 million to be paid over 24 months. The final payment to OPI of $0.7 million was made during the third quarter of 2022.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Industrial	$22,217	$26,737	$68,112	$73,044
Microfabrication	17,682	17,695	51,416	53,184
Aerospace and Defense	20,194	27,803	65,851	76,465
	$60,093	$72,235	$185,379	$202,693

Sales by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$32,793	$37,430	$103,619	$101,659
China	5,230	13,709	17,041	48,045
Rest of World	22,070	21,096	64,719	52,989
	$60,093	$72,235	$185,379	$202,693

Sales by Timing of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Point in time	$45,268	$53,070	$138,931	$150,187
Over time	14,825	19,165	46,448	52,506
	$60,093	$72,235	$185,379	$202,693

Our contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2022	December 31, 2021
Contract assets	Prepaid expenses and other current assets	$7,481	$9,657
Contract liabilities	Deferred revenues and other long-term liabilities	2,758	2,358

During the three and nine months ended September 30, 2022, we recognized revenue of $0.1 million and $1.6 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. Government	16%	23%	16%	21%
Marubun Corporation	11%	(1)	(1)	(1)
(1)Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2022, and December 31, 2021, one customer accounted for approximately 16% and two customers accounted for approximately 33%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable at either date.

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

Unrealized gains were $0.2 million in both the three and nine months ended September 30, 2022. These unrealized gains are considered temporary and are reflected in the Statements of Comprehensive Loss.

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

Our financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents and marketable securities. Our fair value hierarchy for our financial instruments was as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$39,139	$—	$—	$39,139
Commercial paper	55	—	—	55
	39,194	—	—	39,194
Marketable Securities:
U.S. treasuries	50,190	—	—	50,190
Total	$89,384	$—	$—	$89,384

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$126,900	$—	$—	$126,900
Commercial paper	236	—	—	236
Total	$127,136	$—	$—	$127,136

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
Inventory consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Raw materials	$38,404	$32,185
Work in process and semi-finished goods	24,213	24,642
Finished goods	18,043	16,919
	$80,660	$73,746

Note 8 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

		As of
	Useful life (years)	September 30, 2022	December 31, 2021
Automobile	3	$109	$114
Computer hardware and software	3 - 5	8,371	6,594
Manufacturing and lab equipment	2 - 7	88,972	81,130
Office equipment and furniture	5 - 7	2,324	2,361
Leasehold and building improvements	2 - 12	30,868	28,125
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		143,435	131,115
Accumulated depreciation		(80,203)	(75,014)
		$63,232	$56,101

Note 9 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of
		September 30, 2022	December 31, 2021
Patents	3 - 5	$6,288	$5,986
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,736	3,038
		16,224	16,224
Accumulated amortization		(11,548)	(9,526)
		$4,676	$6,698

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$660	$1,026	$2,147	$3,068

Estimated amortization expense for future years is as follows (in thousands):

Remainder of 2022	$737
2023	2,209
2024	900
2025	511
2026	319
$4,676
Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2021	2,172	10,248	12,420
Currency exchange rate adjustment	(107)	—	(107)
Balance, September 30, 2022	$2,065	$10,248	$12,313

Note 10 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Accrued payroll and benefits	$10,492	$10,915
Product warranty, current	2,491	2,286
Other accrued expenses	1,565	1,529
	$14,548	$14,730

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Product warranty liability, beginning	$5,371	$4,711
Warranty charges incurred, net	(1,023)	(1,699)
Provision for warranty charges, net of adjustments	971	2,431
Product warranty liability, ending	5,319	5,443
Less: current portion of product warranty liability	(2,491)	(2,251)
Non-current portion of product warranty liability	$2,828	$3,192

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Legal Matters
On March 25, 2022, Lumentum Operations LLC filed a complaint against nLIGHT, Inc. and certain of its employees in the U.S. District Court for the Western District of Washington. The complaint alleges that Lumentum is the partial or full owner of certain of our patents and requests corresponding relief from the court. We are vigorously defending against Lumentum’s allegations.

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. We do not believe the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.1 to 12.7 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.3 to 4.8 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 8 years as of  September 30, 2022, and the weighted-average discount rate was 3.6%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease expense:
Operating lease expense	$911	$968	$2,907	$2,933
Short-term lease expense	185	172	437	456
Variable and other lease expense	224	192	659	549
	$1,320	$1,332	$4,003	$3,938

Future minimum payments under our non-cancelable lease obligations were as follows as of September 30, 2022 (in thousands):

Remainder of 2022	$972
2023	3,247
2024	2,854
2025	2,039
2026	1,655
Thereafter	8,461
Total minimum lease payments	19,228
Less: interest	(3,016)
Present value of net minimum lease payments	16,212
Less: current portion of lease liabilities	(2,697)
Total long-term lease liabilities	$13,515

Note 14 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2021	753	$25.63
Awards vested	(271)	22.77
Awards forfeited	(140)	25.21
Awards modified	(10)	22.54
RSAs at September 30, 2022	332	28.24
RSAs forfeited were in connection with our former chief financial officer's transition agreement dated January 18, 2022.

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2021	2,799	$24.41
Awards granted	1,328	11.67
Awards vested	(839)	23.93
Awards forfeited	(167)	25.28
RSUs at September 30, 2022	3,122	19.09

The total fair value of RSAs and RSUs vested during the nine months ended September 30, 2022, was $6.2 million and $20.1 million, respectively. Awards outstanding as of September 30, 2022 include 740,199 performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes our stock option activity during the nine months ended September 30, 2022 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,454	$1.61	4.4	$54,815
Options exercised	(557)	$2.06
Options canceled	(42)	$9.27
Outstanding, September 30, 2022	1,855	$1.31	3.7	$15,116
Options exercisable at September 30, 2022	1,849	$1.28	3.6	$15,111
Options vested as of September 30, 2022, and expected to vest after September 30, 2022	1,855	$1.31	3.7	$15,116

Total intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021, was $7.5 million and $23.3 million, respectively. We received proceeds of $1.1 million and $1.0 million from the exercise of options for the nine months ended September 30, 2022 and 2021, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan was as follows (shares in thousands):

Nine Months Ended September 30, 2022
Shares issued	118
Weighted-average per share purchase price	$10.15
Weighted-average per share discount from the fair value of our common stock on date of issuance	$1.79

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$712	$740	$2,105	$1,780
Research and development	3,169	3,782	9,408	10,408
Sales, general and administrative	3,614	5,550	9,215	17,544
	$7,495	$10,072	$20,728	$29,732

Unrecognized Compensation Costs
As of September 30, 2022, total unrecognized stock-based compensation was $51.6 million, which will be recognized over an average expected recognition period of 2.3 years.

Common Stock Repurchase Plan
On November 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding shares of common stock. The authorization does not have an expiration date. As of September 30, 2022, no repurchases had been executed under the program.

Note 15 - Segment Information

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$48,042	$12,051	$—	$60,093
Gross profit	$13,404	$784	$(712)	$13,476
Gross margin	27.9%	6.5%	NM*	22.4%

	Nine Months Ended September 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$147,283	$38,096	$—	$185,379
Gross profit	$44,587	$2,556	$(2,105)	$45,038
Gross margin	30.3%	6.7%	NM*	24.3%

	Three Months Ended September 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$54,393	$17,842	$—	$72,235
Gross profit	$20,940	$1,195	$(740)	$21,395
Gross margin	38.5%	6.7%	NM*	29.6%

	Nine Months Ended September 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$155,289	$47,404	$—	$202,693
Gross profit	$58,241	$2,904	$(1,780)	$59,365
Gross margin	37.5%	6.1%	NM*	29.3%
*NM = not meaningful
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

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units and awards	701	2,195	1,046	2,547
Common stock options	1,676	2,544	2,052	2,717
	2,377	4,739	3,098	5,264

Note 17 - Subsequent Event
In October 2022, we gave notice to employees at our Shanghai manufacturing facility of a reduction in force. A severance charge of approximately $0.9 million will be recorded in the fourth quarter of 2022.

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: our business model and strategic plans; the impact of the COVID-19 pandemic and the related lockdown in Shanghai on our business; our future financial performance; demand for our semiconductor and fiber laser solutions; our ability to develop innovative products; our expectations regarding product volumes and the introduction of new products; our technology and new product research and development activities; the impact of inflation; the impact of seasonality; the effect on our business of litigation to which we are or may become a party; and the sufficiency of our existing liquidity sources to meet our cash needs.

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

Revenues decreased to $185.4 million in the nine months ended September 30, 2022 compared to $202.7 million in the same period of 2021 as a result of a decrease in product sales to customers in China and development revenue, partially offset by an increase in product sales to customers outside of China. We generated a net loss of $31.9 million for the nine months ended September 30, 2022 compared to a net loss of $20.9 million for the same period of 2021.

Factors Affecting Our Performance

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and related global liquidity concerns and macro-economic volatility continues to adversely impact our end-markets, including reduced economic activity and demand for our products, and delays in new capital expenditure decisions and implementations. While our manufacturing operations generally remained open throughout the pandemic, including our manufacturing facilities in the United States, the COVID-related lockdown of Shanghai by the Chinese government forced us to halt operations in our Shanghai manufacturing facility for approximately two months during the second quarter of 2022. Our Shanghai facility manufactures products that are sold directly to end customers as well as components that are shipped to our facilities in the United States to be integrated into finished products. Although we are increasing our manufacturing capabilities in the United States, our Shanghai manufacturing facility remains an important part of our global operations. The closure of our Shanghai facility during the second quarter of 2022 has had a negative impact on our 2022 year-to-date financial results, and any additional closures, or partial closures, could have an adverse impact on future periods.

There are ongoing risks to our business that depend on the progression of the COVID-19 pandemic, including risks related to the potential return of limitations on certain government functions, business activities and person-to-person interactions. Global trade conditions may further adversely impact us and our industry. For example, pandemic-related issues exacerbated port congestion and caused intermittent supplier shutdowns and delays, resulting in additional expenses and challenges to obtaining critical parts. The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future events and developments.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Products	79.9%	75.3%	79.4%	76.6%
Development	20.1	24.7	20.6	23.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	58.8	47.3	56.5	48.8
Development	18.7	23.1	19.2	21.9
Total cost of revenue	77.5	70.4	75.7	70.7
Gross profit	22.5	29.6	24.3	29.3
Operating expenses:
Research and development	21.2	20.5	21.7	20.1
Sales, general, and administrative	22.9	18.4	19.7	19.8
Total operating expenses	44.1	38.9	41.4	39.9
Loss from operations	(21.6)	(9.3)	(17.1)	(10.6)
Other income (expense):
Interest income (expense), net	0.3	—	0.1	(0.1)
Other income (loss), net	(0.1)	0.1	(0.1)	0.1
Loss before income taxes	(21.4)	(9.2)	(17.1)	(10.6)
Income tax expense (benefit)	0.2	0.3	0.2	(0.3)
Net loss	(21.6)%	(9.5)%	(17.3)%	(10.3)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2022	% of Revenue	2021	% of Revenue	$	%
Industrial	$22,217	37.0%	$26,737	37.0%	$(4,520)	(16.9)%
Microfabrication	17,682	29.4	17,695	24.5	(13)	(0.1)
Aerospace and Defense	20,194	33.6	27,803	38.5	(7,609)	(27.4)
	$60,093	100.0%	$72,235	100.0%	$(12,142)	(16.8)%

	Nine Months Ended September 30,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
Industrial	$68,112	36.7%	$73,044	36.0%	$(4,932)	(6.8)%
Microfabrication	51,416	27.7	53,184	26.2	(1,768)	(3.3)
Aerospace and Defense	65,851	35.5	76,465	37.8	(10,614)	(13.9)
	$185,379	100.0%	$202,693	100.0%	$(17,314)	(8.5)%

The decreases in revenue from the Industrial and Microfabrication markets for the three and nine months ended September 30, 2022, compared to the same periods of 2021, were driven by decreases in unit sales in China, partially offset by increases in unit sales outside of China. The closure of our Shanghai facility for approximately two months during the second quarter of 2022 due to the COVID-19 pandemic had a negative impact on year-to-date sales in China. The decreases in revenue from the Aerospace and Defense market for the three and nine months ended September 30, 2022, compared to the same periods of 2021, were due to decreased activity on research and development contracts, and a decrease in unit sales for the third quarter of 2022 compared to the same period of 2021 due primarily to supply chain disruptions.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2022	% of Revenue	2021	% of Revenue	$	%
Laser Products	$48,042	79.9%	$54,393	75.3%	$(6,351)	(11.7)%
Advanced Development	12,051	20.1	17,842	24.7	(5,791)	(32.5)
	$60,093	100.0%	$72,235	100.0%	$(12,142)	(16.8)%

	Nine Months Ended September 30,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
Laser Products	$147,283	79.4%	$155,289	76.6%	$(8,006)	(5.2)%
Advanced Development	38,096	20.6	47,404	23.4	(9,308)	(19.6)
	$185,379	100.0%	$202,693	100.0%	$(17,314)	(8.5)%

The decreases in Laser Products revenue for the three and nine months ended September 30, 2022, compared to the same periods of 2021, were driven by decreased units sales across each end market as discussed above. The decreases in Advanced Development revenue for the three and nine months ended September 30, 2022, compared to the same periods of 2021, were primarily due to decreased activity on research and development contracts. Most of our Advanced Development revenue is generated from cost plus fixed fee research and development contracts, and all Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2022	% of Revenue	2021	% of Revenue	$	%
North America	$32,793	54.6%	$37,430	51.8%	$(4,637)	(12.4)%
China	5,230	8.7	13,709	19.0	(8,479)	(61.8)
Rest of World	22,070	36.6	21,096	29.2	974	4.6
	$60,093	100.0%	$72,235	100.0%	$(12,142)	(16.8)%

	Nine Months Ended September 30,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
North America	$103,619	55.9%	$101,659	50.2%	$6,597	10.3%
China	17,041	9.2	48,045	23.7	(22,525)	(65.6)
Rest of World	64,719	34.9	52,989	26.1	10,756	33.7
	$185,379	100.0%	$202,693	100.0%	$(5,172)	(4.0)%

Geographic revenue information is based on the location to which we ship our products. The decrease in North America revenue for the three months ended September 30, 2022, compared to the same period of 2021, is a result of decreased revenue from the Aerospace and Defense market, partially offset by increased revenue from the Industrial and Microfabrication markets. The increase in North America revenue for the nine months ended September 30, 2022, compared to the same period of 2021, was the result of increased revenue from the Industrial and Microfabrication markets, partially offset by decreased revenue from the Aerospace and Defense market.

The increase in Rest of World revenue for the three months ended September 30, 2022, compared to the same period of 2021, was due to increased revenue from the Microfabrication market, partially offset by decreased revenue from the Industrial market. The increase in Rest of World revenue for the nine months ended September 30, 2022, compared to the same period of 2021, was due to increased revenue from the Microfabrication and Industrial markets.

The decreases in China revenue for the three and nine months ended September 30, 2022, compared to the same periods of 2021, was the result of decreased sales in the Industrial and Microfabrication markets, primarily as a result of deteriorating market conditions. The closure of our Shanghai facility for approximately two months during the second quarter of 2022 due to the COVID-19 pandemic also had a negative impact on year-to-date sales in China.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$13,404	$784	$(712)	$13,476
Gross margin	27.9%	6.5%	NM*	22.4%

	Nine Months Ended September 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$44,587	$2,556	$(2,105)	$45,038
Gross margin	30.3%	6.7%	NM*	24.3%

	Three Months Ended September 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$20,940	$1,195	$(740)	$21,395
Gross margin	38.5%	6.7%	NM*	29.6%

	Nine Months Ended September 30, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$58,241	$2,904	$(1,780)	$59,365
Gross margin	37.5%	6.1%	NM*	29.3%
*NM = not meaningful

The decreases in Laser Products gross margin for the three and nine months ended September 30, 2022, compared to the same periods of 2021, were driven by sales mix and decreased factory utilization, increased investments in U.S. based manufacturing, and increased production and freight costs, partially offset by an increase in duty reclaim. The changes in Advanced Development gross margin for the three and nine months ended September 30, 2022, compared to the same periods of 2021, are not material and primarily the result of changes in the composition of research and development contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended September 30,		Change
	2022	2021	$	%
Research and development	$12,716	$14,838	$(2,122)	(14.3)%

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Research and development	$40,215	$40,830	$(615)	(1.5)%

The decrease in research and development expense for the three months ended September 30, 2022, compared to the same period in 2021, was driven by a decrease in project-related expenses, a decrease in stock-based compensation of $0.6 million, and a decrease in purchased intangible amortization of $0.4 million. The decrease in research and development expense for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to a decrease in stock-based compensation of $1.0 million and a decrease in purchased intangible amortization of $0.8 million, partially offset by an increase in salary costs and project-related expenses.

Sales, General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	$	%
Sales, general, and administrative	$13,741	$13,316	$425	3.2%

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Sales, general, and administrative	$36,430	$40,087	$(3,657)	(9.1)%

The increase in sales, general and administrative expense for the three months ended September 30, 2022, compared to the same period in 2021 was primarily due to increases in salary costs, professional service fees, facility expenses and decreases in administrative cost allocated to development projects, partially offset by a decrease in stock-based compensation of $1.9 million. The decrease in sales, general and administrative expense for the nine months ended September 30, 2022, compared to the same period in 2021 were driven by a decrease in stock-based compensation of $8.3 million, partially offset by increases in salary costs, professional service fees, facility expenses and decreases in administrative cost allocated to development projects. The decreases in stock-based compensation for the three and nine months ended September 30, 2022, compared to the same periods of 2021, were the result of forfeitures and decreases in expected achievement related to performance-based stock awards.

Interest Income (Expense), net

	Three Months Ended September 30,		Change
	2022	2021	$	%
Interest income (expense), net	$167	$(20)	$187	935.0%

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Interest income (expense), net	$238	$(126)	$364	288.9%

The increase in interest income, net, for the three and nine months ended September 30, 2022, compared to the same periods in 2021 was driven by increases in interest rates and the investment in marketable securities during the second quarter of 2022, as well as the payoff of our long-term debt in the third quarter of 2021.

Other Income (Loss), net

	Three Months Ended September 30,		Change
	2022	2021	$	%
Other income (loss), net	$(31)	$102	$(133)	(130.4)%

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Other income (loss), net	$(108)	$246	$(354)	(143.9)%

Changes in other income (loss), net, are primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2022	2021	$	%
Income tax expense (benefit)	$110	$203	$(93)	(45.8)%

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Income tax expense (benefit)	$443	$(513)	$956	186.4%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, and Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States, Austria, and China, we continue to maintain a full valuation allowance in these jurisdictions as of September 30, 2022.

The decrease in income tax expense for the three months ended September 30, 2022 compared to the same period of 2021 was driven by lower profitability in foreign jurisdictions, while the increase in income tax expense for the nine months ended September 30, 2022, compared to the same period in 2021, was driven by a discrete tax benefit related to return to provision true ups and expiring statutes of limitations of unrecognized tax positions recorded in the second quarter of 2021.

Liquidity and Capital Resources

We had cash and cash equivalents of $62.2 million and $146.5 million as of September 30, 2022 and December 31, 2021, respectively. In addition, we had marketable securities of $50.2 million at September 30, 2022. Prior to the second quarter of 2022, we had no marketable securities.

For the nine months ended September 30, 2022, our principal uses of liquidity were to fund our working capital needs and purchase property, plant and equipment. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(14,552)	$2,687
Net cash used in investing activities	(67,465)	(14,230)
Net cash provided by (used in) financing activities	(1,620)	75,060
Effect of exchange rate changes on cash	(712)	(256)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(84,349)	$63,261

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $14.6 million, which was the result of a $31.9 million net loss and use of cash for working capital of $17.2 million, partially offset by non‑cash expenses totaling $34.7 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by a $3.4 million increase in accounts receivable, net, a $8.8 million increase in inventory, and a $5.8 million decrease in accounts payable. The increase in accounts receivable, net was primarily due to the timing of shipments and collections in the third quarter of 2022 compared to the fourth quarter of 2021. The increase in inventory was due to an expected increase in future sales and an increase in safety stock during 2022 to mitigate supply chain risks, lower demand primarily from China, and anticipated demand for recently introduced products. The decrease in accounts payable was due to a decrease in inventory purchasing in the third quarter of 2022 compared to the fourth quarter of 2021, and the timing of vendor payments.
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
Net Cash Used in Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $67.5 million, primarily resulting from the purchase of $50.0 million of marketable securities and $16.4 million of capital expenditures related to investments in directed energy, manufacturing equipment and facilities.

During the nine months ended September 30, 2021, net cash used in investing activities was $14.2 million, primarily resulting from $13.6 million of capital expenditures related to investments in manufacturing equipment and improvements to our corporate facility.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities was $1.6 million, which was primarily driven by $4.0 million of withholding tax payments related to the vesting of stock awards, partially offset by $2.3 million of proceeds from stock options exercises and employee stock plan purchases.

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

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at September 30, 2022 and we were in compliance with all covenants.

Contractual Obligations

For the nine months ended September 30, 2022, our operating lease obligations decreased by approximately $1.5 million. There have been no other material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Inflation

While we do not believe that inflation had a material effect on our business, financial condition or results of operations through September 30, 2022, we have experienced higher than expected increases in wages and other compensation costs, materials, and shipping costs during 2022. We expect these increases will continue to impact our cost structure. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer did not identify any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For risk factors related to our business, reference is made to Item 1A, "Risk Factors," contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A, "Risk Factors," contained in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. , except as described below.

We are subject to governmental export and import controls that could subject us to liability, impair our ability to compete and otherwise adversely affect our business, financial condition, results of operations and growth prospects.

The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. For example, the U.S. government recently announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license. These new controls including the licensing requirement also apply to certain hardware containing these specified integrated circuits, or ICs. In many cases, these licenses are subject to a policy of denial and will not be issued. The U.S. government also recently added additional entities in China to restricted party lists impacting the ability of U.S. companies to provide products and technology to these entities. These controls may impact our ability to export certain products and technology to China and restrict our ability to use certain ICs in our products. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. It also is possible that the Chinese government will retaliate in ways that could impact our business.

We must export our products in compliance with U.S. export controls and we may not always be successful in obtaining necessary export licenses. Denials of export licenses or limitations imposed on our ability to export or sell our products imposed by these laws, may harm our international and domestic revenues. Furthermore, noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. Any failure to adequately comply with these laws could result in civil fines or suspension or loss of our export privileges, as well as substantial expense and diversion of management resources and attention, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

NLIGHT, INC.
(Registrant)

November 4, 2022	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

November 4, 2022	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

November 4, 2022	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)