Form 10-K
period 2022-12-31
NLIGHT, INC.
filed 2023-02-27
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                         ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.        ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐    No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on the last business day of its most recently completed second fiscal quarter (June 30, 2022), as reported on the Nasdaq Global Select Market, was approximately $460.7 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 21, 2023, the registrant had 45,695,130 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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

We operate in two segments, Laser Products and Advanced Development, and we address three primary end markets: Industrial, Microfabrication, and Aerospace and Defense.

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

Semiconductor Lasers
We sell high-power semiconductor lasers with a broad range of power levels, wavelengths, and output fiber sizes. Our semiconductor lasers are typically used as an integrated energy source for our OEM customers’ solid-state lasers, which are used primarily in a wide range of microfabrication, and aerospace and defense applications. The core building block of our products is a compound semiconductor laser chip manufactured from a gallium arsenide wafer. We use our patented multiplexed single-chip architecture to combine and package multiple semiconductor laser chips into what we believe are the most brilliant semiconductor lasers commercially available.

Fiber Lasers
We offer programmable and serviceable high-power fiber lasers primarily for use in industrial and aerospace and defense applications. Our fiber lasers use a proprietary active fiber that is doped with a rare-earth element to amplify the light from multiple of our semiconductor lasers into a brighter, more powerful laser beam. Our single- and multi-mode fiber lasers enable fast, high-quality, and efficient processing of materials. Our fiber lasers offer many features, including all-fiber programmable beam sizes and shapes, programmable waveforms, high-speed waveform modulation capabilities, hardware back-reflection suppression, operability in harsh environments, quick and easy serviceability, and exceptional power stability. The programmability and wide operating range of our fiber lasers make them easy for our customers to use and expands their applicability. For example, in some cases, a single programmable fiber laser with the ability to program the size and shape of its output beam can take the place of several less flexible lasers. We have also designed our fiber lasers to be easily field serviceable, which results in higher machine uptime, lower cost of ownership and improved customer experience.

Directed Energy Products
We sell standalone fiber amplifiers and we are developing beam combination and control products for directed energy applications within aerospace and defense. We believe that our proprietary fiber amplifiers and beam combination and control technology will enable the development of scalable, high performance and cost-effective HEL systems.

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

Industrial
The productivity, efficiency and versatility offered by high-power fiber lasers have been critical in making them a key part of the evolution of the industrial ecosystem. Material processing applications, such as cutting, welding, cladding, heat treating, and additive manufacturing, comprise most of the industrial laser market. High-power fiber lasers are rapidly replacing gas and other legacy lasers for cutting, due to their significantly faster speed, higher quality and lower cost when used across a wide range of metals. High-power fiber lasers also continue to take market share from non-laser cutting techniques and are expanding into other applications such as cutting metal tubes and other three-dimensional parts.

The factors driving the utilization of high-power fiber lasers in metal welding applications include increased speed, higher quality, and lower cost. Fiber laser welding can be done faster, with deeper penetration, less distortion and lower heat input than traditional methods like arc welding. These advantages have fueled adoption of high-power fiber lasers across the automotive industry where system productivity and versatility are critical. Other metal fabrication industries, such as aerospace, energy, and light manufacturing, are also embracing the unique capabilities offered by high-power fiber lasers for welding applications as they seek improved production efficiencies, including energy efficiency, and higher levels of automation.

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

Microfabrication
Microfabrication refers to the process of creating three-dimensional microscale structures, typically by ablating, annealing, etching, and drilling. Many of the microscale features incorporated into products in the automotive, electronics, medical, semiconductor and other markets are made commercially viable by the precise power delivery of lasers. Preferences for brighter, more vibrant displays in mobile phones, tablets and televisions, and the desire for thinner products with improved battery life and energy efficiency are placing greater importance on the need for components that are smaller, more robust and less expensive, which we believe will continue to drive demand for lasers.

Aerospace and Defense
Lasers are used today in a variety of aerospace and defense applications, such as range finding, imaging and directed energy defense systems. Directed energy defense systems utilize concentrated electrical or optical energy rather than chemical or kinetic force to incapacitate, damage, disable or destroy a wide range of threats. Compared to conventional weapons, directed energy weapons using high-power fiber lasers offer ultra-precise targeting, low cost per use and a nearly unlimited magazine. Over the past decade, directed energy technologies have improved steadily, culminating in a series of successful demonstrations of significantly higher power, multi-kilowatt systems. Systems using high-power fiber lasers have shown the highest degree of operational viability.

Research and Development

Our research and development activities include innovation of improvements to existing products that enhance performance at reduced cost, and the design of new products that address select market opportunities. While we seek to improve our products on all operating characteristics, we believe we lead the market in terms of semiconductor laser chip brilliance. We work closely with customers to develop products to meet customer application and performance needs, making our research and development efforts more efficient. We also benefit from our vertically integrated business model, as we can conduct design cycles more rapidly through control of the full production process.

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

No assurance can be given that any of our patents will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide us with a sustained competitive advantage. In addition, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to independently develop similar or functionally competitive technologies, design around our patents, or attempt to manufacture and sell infringing products in countries that do not strongly enforce intellectual property rights.

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

We maintain customer support and field service staff in our major markets around the world. In addition, many of our independent representatives and distributors have service teams who have been certified by us to provide regional field service and support. We work closely with customers to service equipment and train customers to use and repair our products and explore additional applications for our technologies. Over time we expect to expand our support and field service footprint, particularly in locations where business volume requires local service capabilities.

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

Customers

We sell to and support over 400 customers worldwide. A few customers drive a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 63%, 63% and 60% of our revenues in 2022, 2021 and 2020, respectively. Our global customers include the U.S. Government, Raytheon Technologies, Velo3D, Mazak, MKS Instruments, Keyence, and Northrop Grumman.

Information concerning revenue by end-market, geographic region based upon ship-to location, and segment appears under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 3 and 21 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Backlog

Backlog represents orders that have been received for products, contract research and development, or other services for which a contractual agreement is in place and delivery or performance is expected to occur. Backlog totaled $80.4 million and $115.9 million as of December 31, 2022 and 2021, respectively.

All of the backlog as of December 31, 2022 is expected to be filled within the next 12 months. Our backlog is not necessarily indicative of revenues for any specific future period due to possible order cancellations or deferrals, and shipping or acceptance delays. Delays in delivery schedules or a reduction in backlog during any period could have a material adverse effect on our business and results of operations.

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

Our primary manufacturing facilities are located in Vancouver, Washington; Camas, Washington; Hillsboro, Oregon; Lohja, Finland and Shanghai, China. We manufacture certain electrical-optical components in our Vancouver, Washington; Camas, Washington; Shanghai, China and Hillsboro, Oregon facilities. We maintain our fiber operations and manufacture fiber in Finland.

Regulation

We are subject to significant regulation by local, state, federal and international laws in all jurisdictions in which we operate. Compliance with these requirements can be costly and time consuming. We believe that our operations, products, services, and actions substantially comply with applicable regulations in all jurisdictions. However, the risk of non-compliance cannot be eliminated and therefore there is no assurance that future costs related to these regulations will not be incurred. There is also the possibility that regulations will be retroactively applied, interpreted, or applied differently to our operations, products, services, and actions which will require significant time and resources. See the section of this report titled “Risk Factors—Risks Related to Litigation, Taxation and Regulatory Compliance” for additional information.

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

As of December 31, 2022 we had over 1,100 full-time employees worldwide. Of our total full-time employees, approximately 700 were based in the United States and over 350 were based in China, with the remaining in the rest of the world. In Finland, certain employees belong to labor unions for their specialty. There are no labor unions to which our employees belong in any other location. We have not experienced any employee-led work stoppages at any of our facilities. We consider our relationship with our employees to be good.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements due to factors that are described below and elsewhere in this report. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Industry and the Markets We Serve

The markets for our products are highly competitive. If we fail to compete successfully, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

The industries in which we operate have significant price and technological competition. We compete with companies providing semiconductor and fiber lasers, and with companies offering conventional laser or non-laser solutions for the applications we target. Some of our competitors are larger and have substantially greater manufacturing, financial and research and development resources and larger installed customer bases than we do. Some of these competitors may receive government subsidies allowing them to compete more aggressively. These companies will likely be able to expand into broader products, geographies, and end markets, which may result in additional competitive pressures on us. Certain competitors also have higher sales volume than we do, which can enable them to lower the prices of their products. Moreover, our OEM customers' internal production of laser technologies presents additional competitive pressure. To compete, we have reduced prices of some of our products in the past and we may be forced to lower our prices further in the future, which could negatively impact our revenues and gross margins. To remain competitive, we believe that we will be required to continue to invest significantly in research and development and manufacturing facilities. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to compete successfully. Any failure to compete successfully will materially adversely affect our business, financial condition, results of operations and growth prospects.

Changes in the markets we serve could materially adversely affect our revenues and profitability.

Our results of operations may vary based on the impact of changes in the markets we serve or in the global economy. For our products sold to the Industrial market, we believe demand is largely based on general economic conditions and we cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. For the Microfabrication market, a portion of our revenues depends on the demand for our products from semiconductor equipment companies. The semiconductor equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for manufacturing equipment, including laser-based tools and systems, and which limits our ability to predict our business prospects and financial results in this market. The Aerospace and Defense market is largely dependent on government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities, all of which are beyond our control. Many of our customers in the defense industry are subcontractors that must negotiate our proposals with the U.S. government. Our continuing relationship with these customers and the ability of these customers to pay for our products is dependent on the U.S. government's decision to accept or reject our customers' terms, which can be delayed for a substantial period of time and is largely outside of our control. Such delays could result in decreased revenues and could materially adversely affect our results of operations in any given period.

Products in the laser industry are experiencing declining average selling prices, and future success depends in part on our ability to increase our volumes and decrease our costs to offset potential declines in the average selling prices of our products.

Products in the laser industry generally, and our products specifically, have experienced and may in the future experience a significant decline in average selling prices (ASPs) on maturing products due to increased competition and price pressures from customers. As competing products become more widely available, the ASPs of our products may decrease, and such decreases may vary by product and market. Due to the fixed cost of production, the average cost per unit of our products typically declines as our production volumes rise. For this reason, we may decide to offer products at ASPs that result in low initial gross margins to us with an intention to drive sales and production volumes higher, in turn lowering our average cost per unit. Because of these factors, we have experienced, and we may continue to experience, fluctuations in our results of operations on a quarterly or annual basis. If the ASPs of our products decline and we are unable to increase our unit volumes, introduce new or enhanced products with higher ASPs or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our gross margins could decline, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Further, the development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that our expenditures for research and development will result in the introduction of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate revenues to offset the cost of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully. Additionally, our product offerings may become obsolete given the frequent introduction of alternative technologies. If our products fail to gain and maintain market acceptance, it could materially adversely affect our business, financial condition, results of operations and growth prospects.

Risks Related to Our Business and Operations

We have a history of losses and we may not be able to achieve or maintain profitability in the future.

We have incurred recurring net losses since our inception in 2000. If we fail to grow revenues or reduce costs to achieve and sustain profitability, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

Our revenue growth rate in prior periods may not be indicative of our future performance.

Our historical revenue growth rate may not be indicative of future revenue growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenues for any prior quarterly or annual periods as an indication of our future revenues or revenue growth. Our results of operations may vary as a result of a number of factors, including our ability to execute on our business strategy and expand our manufacturing capacity, the general economic conditions and the legal and regulatory environment in the United States, China and globally, and competitive pressures as well as other factors that are outside of our control.

We rely on a small number of customers for a significant portion of our revenues, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be materially adversely affected.

We rely on a small number of customers for a significant portion of our revenues. We generally do not enter into long-term purchase agreements with our customers that obligate them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders from us, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.

If we are unable to develop new products, applications and end-markets and increase our market share in existing applications, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

Our future success will depend in part on our ability to continue to generate sales of semiconductor lasers and fiber lasers in applications where legacy lasers have been used, or in new and developing markets and applications for lasers such as additive manufacturing within the industrial market, and directed energy within the aerospace and defense market. As semiconductor and fiber lasers reach higher levels of penetration in core materials processing applications, the development of new applications, end-markets and products outside our core applications becomes more important to our growth. Our current and potential customers may have substantial investment in, and know-how related to, their existing laser and non-laser technologies. Customers may be reluctant to change from incumbent suppliers or cease using their own solutions, or we may miss the design and procurement cycles of our customers. Many of our target markets have historically been slow to adopt new technologies. These markets often require long testing and qualification periods or lengthy government approval processes before admitting new suppliers or adopting new technologies.

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

We conduct our own manufacturing operations and have a high fixed cost base, including significant costs for the employees in our manufacturing operations. We may not be able to adjust our production levels or fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Gross profit, in absolute dollars and as a percentage of revenues, is impacted by our volumes, product sales mix, the corresponding absorption of fixed manufacturing overhead expenses, production costs and manufacturing yields. In addition, because we design and manufacture our key components, insufficient demand for our products will subject us to the risks of high inventory carrying costs and increased inventory obsolescence. For example, discontinued product lines contributed to increased inventory reserves in the fourth quarter of 2022, and we may experience similar increases in the future. If our capacity and production levels are not properly sized in relation to changing demand, or if anticipated sales do not occur, we may need to record write-downs for excess or obsolete inventory.

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

When there are changes in market demand we must be able to rapidly and effectively increase or decrease our manufacturing capacity in the appropriate locations. Failure to do so may cause a loss of business to competitors, negatively impact our relationships with customers, or negatively impact our gross margins. To maintain our competitive position and to meet anticipated demand for our products, we have invested significantly in the expansion and automation of our manufacturing and operations throughout the world and may continue to do so in the future. If the demand for our products does not increase or if our revenues decrease from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which could in turn materially adversely affect our gross margins and profitability. Expansion activities can also cause disruptions to existing manufacturing capabilities. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the addition of new equipment or opening of new manufacturing facilities are resolved.

We may in the future rely on third parties to manufacture certain of our products and product components, which could expose us to a number of risks that could negatively impact our results of operations.

We may in the future choose to outsource the manufacturing of certain of our products and product components to third-parties. Relying on third-party manufacturers could present a number of risks, including capacity constraints, reduced control over manufacturing and delivery timing and quality, shortages during periods of high demand or supply constraints, the inability to achieve acceptable yields on a timely basis, misappropriation of our intellectual property and potential increased exposure to fluctuations in manufacturing costs, including due to inflation, any of which could adversely impact our business, financial condition, results of operations and growth prospects. In addition, if any of our third-party manufacturers were unable or unwilling to manufacture our products or product components in required volumes and at high quality levels or continue to manufacture our products and product components at all, we would need to identify and select alternative manufacturers, which may not be available to us on favorable terms, if at all. An alternative manufacturer may not be available to us when needed or may not be in a position to satisfy our quality and production requirements on commercially reasonable terms. Any significant interruption in manufacturing could require us to reduce our supply of products to our customers, which in turn could reduce our revenues and harm our customer relationships.

The long sales cycles for our products may cause us to incur significant expenses without offsetting revenues.

Our products represent a large investment for our customers and they typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. Even after this evaluation process, a potential customer may decide not to purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenues to offset such expenses soon thereafter or at all. This, in turn, can materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We depend on internal production and outside single- or limited-source suppliers for many of our key components and raw materials.

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

Also, we purchase certain raw materials and components, which are key elements to manufacture our products, from single- or limited-source suppliers. We generally do not have guaranteed supply arrangements with our suppliers. Our key suppliers may not have the ability to increase their production in line with our customers' demands. This can become acute during times of high growth in our customers' businesses. As a result, we have experienced, and may in the future experience, longer lead times or delays in fulfillment of our orders. Furthermore, other than our current suppliers, there may be a limited number of entities from which we could obtain these supplies. In addition, if quality issues arise with these outsourced materials and go undetected by us, the use of such defective materials in our products could compromise their quality and harm our reputation.

For certain long lead-time supplies or in order to lock in pricing, we may be obligated to place purchase orders which are not cancelable or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products. Some of our products require designs and specifications which are at the cutting-edge of available technologies. Accordingly, certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. These types of components may only be available by a single supplier. These characteristics place further pressure on the timely delivery of such components. In addition, many of our suppliers have recently experienced shortages of many of the components and raw materials that we require, and in some cases, have significantly increased their prices. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from existing suppliers or alternate sources at acceptable prices and within a reasonable amount of time, could materially adversely affect our ability to meet customer orders and in turn our business, financial condition, results of operations and growth prospects.

Products that do not meet specifications or that contain defects could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenues, and result in liability to us.

The complexity and ongoing development of our product designs and manufacturing processes could lead to design or manufacturing problems. Problems might result from a number of factors, including design defects, materials failure, failure of components manufactured internally or by our suppliers to meet our specifications, contamination in the manufacturing environment, and equipment failures. These problems could cause lower than anticipated yields, cause delays in product shipments, cause delays in new product introductions, cause us to incur additional warranty expenses or warranty reserves, result in increased costs and diversion of development resources, cause us to incur increased charges due to unusable inventory, require design modifications, impact the timing of revenue recognition, and decrease the market acceptance or customer satisfaction with our products. The occurrence of any one or more of these events could adversely affect our business, reputation and operating results.

In addition, a product liability claim brought against us, even if unsuccessful, could be time-consuming and costly to defend, and could harm our reputation. We cannot assure investors that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.

A breach of our information technology and security systems could materially adversely affect our business.

We use information technology and security systems to maintain our facility's physical security and to protect proprietary and confidential information, including that of our customers, suppliers and employees. Denial of service or other attacks on, or accidental or willful security breaches or other unauthorized access to our facilities or information systems, unauthorized access to or acquisition of personal information, confidential information or other data we process or maintain, or viruses, loggers, or other malfeasant code, including ransomware, in our data or software, could compromise this information and otherwise disrupt our operations. The consequences of such loss, possible misuse of our proprietary and confidential information, or operational disruptions could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, claims and litigation by affected parties, investigations by and other proceedings involving governmental authorities and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners. We also rely on a number of third-party service providers to host, store or otherwise process information for us, or to provide other facilities or infrastructure that we make use of, including "cloud-based" providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or incidents or other unauthorized access to, or disruptions of, our service-providers' systems or viruses, loggers, ransomware or other malfeasant code in their data or software, or unauthorized access to or acquisition of any data they process or otherwise maintain for us could expose us to information loss, corruption and unavailability, operational disruptions, and misappropriation of confidential information, and could have similar consequences to us as any incidents affecting our own systems or the data we process or maintain. We and our third parties face these threats from a variety of sources, including attacks from hackers, phishing and other forms of social engineering, and human error or employee or contractor malfeasance. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we and our third-party service providers may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effects on our business, financial condition, results of operations and growth prospects. A security breach or other security incident impacting us or our third-party service providers could require a substantial level of financial resources to rectify and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, and inquires by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation and market position. Any of the foregoing matters could harm our operating results and financial condition.

We may experience increased costs, disruptions or other difficulties with the implementation, operation and functionality of our new enterprise resource planning system.

We have recently implemented a new enterprise resource planning (ERP) system, which replaces or enhances certain internal financial and operating systems that are critical to our business operations. Although we have invested, and continue to invest, significant resources in planning, project management, consulting and training, it is possible that significant operational and functionality issues may arise during the course of using our new ERP system, including difficulties paying suppliers, invoicing customers and tracking inventory. It is also possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated. Any significant disruptions, delays, deficiencies or errors in the design, implementation and utilization of our new ERP system could adversely affect our operations, prevent us from accurately and timely reporting our financial results and negatively impact our business, financial condition and results of operations.

Our results of operations can be adversely affected by labor shortages, turnover, labor cost increases and our ability to recruit and retain qualified personnel.

We have from time-to-time experienced labor shortages and other labor-related issues. Labor issues have become more pronounced since the beginning of the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us in one or more of our geographies, including high employment levels, increasing market wages and other compensation costs, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. These factors along with increased turnover rates within our employee base can decrease our efficiency and impact our cost of labor.

In addition, we believe our ability to manage successfully and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, service, management, and key staff personnel. Competition for qualified resources is intense and other companies may have greater resources available to provide substantial inducements to lure key personnel away from us or to offer more competitive compensation packages to individuals we are trying to hire.

The COVID-19 pandemic disrupted our operations, manufacturing and supply chain and may continue to adversely affect our business, financial condition and operating results.

The COVID-19 pandemic adversely impacted our end-markets, including reduced economic activity and demand for our products, delayed capital expenditure decisions and implementations, and resulted in restrictions on individual and business activities and travel. Government-imposed health and safety restrictions impacted our ability to manufacture our products on time. For example, the COVID-related lockdown of Shanghai by the Chinese government forced us to halt operations in our Shanghai manufacturing for approximately two months during the second quarter of 2022. Our Shanghai facility manufactures products that are sold directly to end-customers as well as components that are shipped to our facilities in the United States to be integrated into finished products. Although we are increasing our manufacturing capabilities in the United States and may outsource the manufacturing of certain products and product components to third-parties, our Shanghai manufacturing facility currently remains an important part of our global operations. Any additional closures, or partial closures, of our Shanghai facility in the future could have an adverse impact on future periods.

Fluctuations in our quarterly results of operations may be difficult to predict.

We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations. For example, in the fourth quarter of 2022, we recorded restructuring charges which included employee severance and abandoned in-process capital equipment projects related to production capacity, and incurred inventory charges related to discontinued product lines. Other factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

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
•the timing and execution of government development projects;
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
•     foreign currency fluctuations;
•    the impact of public health crises, including on macroeconomic conditions and our business, results of operations and financial condition;
•changes in jurisdictional income mix and tax rules and regulations in countries where we operate; and
•     economic and market conditions in a particular geography or country.

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

Risks Related to Litigation, Taxation and Regulatory Compliance

Our agreements with the U.S. government and suppliers to the U.S. government subject us to particular risks.

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

The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. For example, the U.S. government recently announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license. These new controls including the licensing requirement also apply to certain hardware containing these specified integrated circuits (ICs). In many cases, these licenses are subject to a policy of denial and will not be issued. The U.S. government also recently added additional entities in China to restricted party lists impacting the ability of U.S. companies to provide products and technology to these entities. These controls may impact our ability to export certain products and technology to China and restrict our ability to use certain ICs in our products. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. It also is possible that the Chinese government will retaliate in ways that could impact our business.

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

We are subject to anti-corruption and anti-bribery and similar laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the public and private sectors. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Our operations and sales in China, India, Brazil, the Middle East and other countries create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control.

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

We are subject to income taxes in the United States and certain foreign jurisdictions. Judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax determinations are proper, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.

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

Personal privacy, information security and data protection are significant issues in the United States, Europe and many other jurisdictions where we have operations or offer our products. The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personal data and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data.

Further, many foreign countries and governmental bodies, including the European Union (EU) and China, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction, or relating to cybersecurity. These laws and regulations often are more restrictive than those in the United States. These and other future requirements could require us to modify our policies and practices, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data, and may subject us to liability.

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

In addition, intellectual property lawsuits can be brought by third-parties against our customers and end-users that incorporate our products into their systems or processes. Because we generally indemnify customers against third-party infringement claims relating to our products, we may incur liabilities in connection with lawsuits against our customers. Any such lawsuits could be time-and-resource-consuming to defend, damage our reputation and result in substantial and unanticipated costs. Having to defend any such lawsuits, and any adverse consequences that might arise, could materially adversely affect our business, financial condition, results of operations and growth prospects.

Our ability to use our net operating loss carryforwards and research and development credit carryforwards to offset future taxable income and income taxes may be limited.

As of December 31, 2022, we had estimated U.S. federal and state net operating loss carryforwards (NOLs) of $162.2 million and $38.4 million, respectively, and federal research and development credit carryforwards of $7.8 million, which we may use to reduce future taxable income or offset income taxes due. Some of the NOLs and federal research and development credit carryforwards began expiring in 2022. Insufficient future taxable income and income taxes payable will adversely affect our ability to use these NOLs and credit carryforwards to reduce future taxable income or offset income taxes due. Our U.S. federal NOLs arising in tax years ending on or before December 31, 2017 will expire between 2023 and 2042. U.S. federal NOLs arising in tax years ending after December 31, 2017 are not subject to expiration. Our state NOLs will expire between 2023 and 2042. In general, we may potentially use these NOLs to offset taxable income for U.S. federal and state income tax purposes. Furthermore, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our taxable income. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.

In addition to the potential NOL and federal research and development credit carryforward limitations noted above, under Section 382 of the U.S. Internal Revenue Code (the Code), a corporation that experiences a more than 50% ownership change by one or more stockholders or groups of stockholders who own at least 5% of a company’s stock over a three-year testing period is limited in its ability to use its prechange NOLs and other tax assets to offset future taxable income or income taxes. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Section 382 of the Code if we undergo any future ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs and other tax attributes may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, our NOLs and credit carryforwards, which could materially adversely affect our cash flows.

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
•spending on defense-related projects by the U.S. government;
•the impact of public health crises, including on macroeconomic conditions and our business, results of operations and financial condition;
•fluctuations in the values of companies perceived by investors to be comparable to us;
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
Provisions of our certificate of incorporation and bylaws could depress the trading price of our common stock by acting to discourage, delay or prevent a change in our control or management that our stockholders may deem advantageous. Among other things, our certificate of incorporation and bylaws:

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

The exclusive forum provisions of our bylaws could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction. This provision does not apply to any action brought to enforce a duty or liability created by the Exchange Act and the rules and regulations thereunder.

Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.

Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court of law could rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal facilities are owned or leased and include the following:

Location	Lease Expiration	Approximate Size (sq. ft.)	Primary Functions	Segment(s)
Camas, Washington	Owned	164,600	Corporate headquarters, manufacturing and distribution, product design, research and development, sales, marketing and administration	Laser Products, Advanced Development
Vancouver, Washington	November 30, 2024 - May 31, 2035	122,400	Manufacturing and distribution, product design, research and development, service and repair, and administration	Laser Products, Advanced Development
Hillsboro, Oregon	January 31, 2033	30,200	Manufacturing and distribution, and product design	Laser Products
Longmont, Colorado	July 31, 2028	46,400	Research and development	Advanced Development
Lohja, Finland	March 31, 2025	31,800	Manufacturing and distribution, product design, research and development and administration	Laser Products
Shanghai, China	January 15 2023 ‑ April 17, 2025	66,500	Manufacturing and distribution, service and repair, product design, research and development, sales and administration	Laser Products

ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 14, Commitments and Contingencies, of Notes to our Consolidated Financial Statements included elsewhere in this report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol "LASR." As of February 21, 2023, there were 112 registered holders of record of our common stock.

Repurchase of Common Stock

In November 2019, our Board of Directors authorized a program to repurchase up to $10 million of our outstanding common stock. During the year ended December 31, 2022, we did not repurchase any shares and, as of December 31, 2022, $10 million remained available for future repurchases.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the Nasdaq Composite Index and the Russell 2000 Index. The graph covers the period from April 26, 2018, using the closing price for the first day of trading immediately following the effectiveness of our initial public offering per SEC regulations, through December 31, 2022. No cash dividends have been declared on shares of our common stock. This graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on April 26, 2018.

COMPARISON OF 4-YEAR CUMULATIVE TOTAL RETURN*
Among nLIGHT, Inc., the Nasdaq Composite Index and the Russell 2000 Index
250
200
150
100
50
0
04/26/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
nLIGHT, Inc.
Nasdaq Composite
Russell 2000 index

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Global Select Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

The graph above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: our business model and strategic plans; our expectations regarding manufacturing; the impact of the COVID-19 pandemic and the related lockdown in Shanghai on our business; our future financial performance; demand for our semiconductor and fiber laser solutions; our ability to develop innovative products; our expectations regarding product volumes and the introduction of new products; our technology and new product research and development activities; the impact of the implementation of our new ERP system; the impact of new import and export controls; the impact of inflation; the impact of seasonality; the effect on our business of litigation to which we are or may become a party; and the sufficiency of our existing liquidity sources to meet our cash needs.

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

Revenues decreased to $242.1 million in the year ended December 31, 2022 compared to $270.1 million in the same period of 2021 due primarily to decreases in product sales to customers in China and development revenue, partially offset by an increase in product sales to customers outside of China. We generated a net loss of $54.6 million for the year ended December 31, 2022 compared to a net loss of $29.7 million for the same period of 2021.

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

Demand for our products also fluctuates based on market cycles, continuously evolving industry supply chains, trade and tariff terms, as well as evolving competitive dynamics in each of our end-markets. Erosion of average selling prices, or ASPs, of established products is typical in our industry, and the ASPs of our products generally decrease as our products mature. We may also negotiate discounted selling prices from time to time with certain customers that purchase higher volumes, or to penetrate new markets or applications. Historically, we have been able to offset decreasing ASPs by introducing new and higher value products, increasing the sales of our existing products, expanding into new applications and reducing our product and manufacturing costs. Although we anticipate further increases in product volumes and the continued introduction of new and higher value products, ASP reduction may cause our revenues to decline or grow at a slower rate.

Technology and New Product Development

We invest heavily in the development of our semiconductor, fiber laser and directed energy technologies to provide solutions to our current and future customers. We anticipate that we will continue to invest in research and development to achieve our technology and product roadmap. Our product development is targeted to specific sectors of the market where we believe the performance of our products provide a significant benefit to our customers. We believe our close coordination with our customers regarding their future product requirements enhances the efficiency of our research and development expenditures.

Manufacturing Costs and Gross Margins

Our product gross profit, in absolute dollars and as a percentage of revenues, is impacted by our product sales mix, sales volumes, changes in ASPs, production volumes, the corresponding absorption of manufacturing overhead expenses, production costs and manufacturing yields. Our product sales mix can affect gross profits due to variations in profitability related to product configurations and cost profiles, customer volume pricing, availability of competitive products in various markets, and new product introductions, among other factors. We have invested heavily in U.S.-based manufacturing capabilities in the last several years. Capacity utilization affects our gross margin because we have a high fixed cost base due to our vertically integrated business model. Increases in sales and production volumes drive favorable absorption of fixed costs, improved manufacturing efficiencies and lower production costs. Gross margins may fluctuate from period to period depending on product mix and the level of capacity utilization.

Our Development gross profit varies with the type and terms of contracts, contract volume, project mix, and successful execution on projects during the period. Most of our Development contracts are structured as cost plus fixed fee due to the technical complexity of the research and development services.

COVID-19 Pandemic

The COVID-19 pandemic and related global liquidity concerns and macro-economic volatility adversely impacted our end-markets, including reduced economic activity and demand for our products, and delays in new capital expenditure decisions and implementations. While our manufacturing operations generally remained open throughout the pandemic, including our manufacturing facilities in the United States, the COVID-related lockdown of Shanghai by the Chinese government forced us to halt operations in our Shanghai manufacturing facility for approximately two months during the second quarter of 2022. Our Shanghai facility manufactures products that are sold directly to end customers as well as components that are shipped to our facilities in the United States to be integrated into finished products. Although we are increasing our manufacturing capabilities outside of China, our Shanghai manufacturing facility remains an important part of our global operations. The closure of our Shanghai facility during the second quarter of 2022 had a negative impact on our 2022 annual financial results, and any additional closures, or partial closures, could have an adverse impact on future periods.

Seasonality

Our quarterly revenues can fluctuate with general economic trends, the timing of capital expenditures by our customers, holidays, and general economic trends. In addition, as is typical in our industry, we tend to recognize a larger percentage of our quarterly revenues in the last month of the quarter, which may impact our working capital trends.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Year Ended December 31,
	2022	2021	2020
Revenue:
Products	79.6%	76.3%	83.0%
Development	20.4	23.7	17.0
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	60.0	49.2	57.6
Development	19.0	22.2	15.8
Total cost of revenue	79.0	71.4	73.4
Gross profit	21.0	28.6	26.6
Operating expenses:
Research and development	22.2	20.3	18.5
Sales, general and administrative	19.9	19.5	17.6
Restructuring	1.6	—	—
Total operating expenses	43.8	39.8	36.1
Loss from operations	(22.8)	(11.2)	(9.4)
Other income (expense):
Interest income (expense), net	0.2	(0.1)	—
Other income, net	0.1	0.1	0.2
Loss before income taxes	(22.4)	(11.2)	(9.2)
Income tax expense (benefit)	0.1	(0.1)	0.2
Net loss	(22.5)%	(11.1)%	(9.4)%

Revenues by End Market

Our revenues by end market were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
Industrial	$91,098	37.6%	$94,795	35.1%	$(3,697)	(3.9)%
Microfabrication	62,769	25.9	70,412	26.1	(7,643)	(10.9)
Aerospace and Defense	88,191	36.4	104,939	38.8	(16,748)	(16.0)
	$242,058	100.0%	$270,146	100.0%	$(28,088)	(10.4)%

	Year Ended December 31,				Change
	2021	% of Revenue	2020	% of Revenue	Amount	%
Industrial	$94,795	35.1%	$84,478	37.9%	$10,317	12.2%
Microfabrication	70,412	26.1	51,649	23.2	18,763	36.3
Aerospace and Defense	104,939	38.8	86,662	38.9	18,277	21.1
	$270,146	100.0%	$222,789	100.0%	$47,357	21.3%

The decrease in Industrial and Microfabrication market revenue for 2022 compared to 2021 was driven by a decrease in unit sales in China, partially offset by an increase in unit sales outside of China. The closure of our Shanghai facility for approximately two months during the second quarter of 2022 due to the COVID-19 pandemic had a negative impact on unit sales in China. The decrease in revenue from the Aerospace and Defense market for 2022 compared to 2021 was due to decreased activity on research and development contracts, and a decrease in product sales in the second half of 2022 due primarily to supply chain disruptions.

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

Revenues by Segment

Our revenues by segment were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
Laser Products	$192,658	79.6%	$206,195	76.3%	$(13,537)	(6.6)%
Advanced Development	49,400	20.4	63,951	23.7	(14,551)	(22.8)
	$242,058	100.0%	$270,146	100.0%	$(28,088)	(10.4)%

	Year Ended December 31,				Change
	2021	% of Revenue	2020	% of Revenue	Amount	%
Laser Products	$206,195	76.3%	$184,841	83.0%	$21,354	11.6%
Advanced Development	63,951	23.7	37,948	17.0	26,003	68.5
	$270,146	100.0%	$222,789	100.0%	$47,357	21.3%

The decrease in Laser Products revenue for 2022 compared to 2021 was driven by decreased units sales across each end market as discussed above. The decrease in Advanced Development revenue for 2022 compared to 2021 was primarily due to decreased activity on research and development contracts. Most of our Advanced Development revenue is generated from cost plus fixed fee research and development contracts, and all Advanced Development revenue is included in the Aerospace and Defense market.

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

Revenues by Geographic Region

Our revenues by geographic region were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
North America	$137,454	56.8%	$143,232	53.0%	$(5,778)	(4.0)%
China	21,287	8.8	55,446	20.5	(34,159)	(61.6)
Rest of World	83,317	34.4	71,468	26.5	11,849	16.6
	$242,058	100.0%	$270,146	100.0%	$(28,088)	(10.4)%

	Year Ended December 31,				Change
	2021	% of Revenue	2020	% of Revenue	Amount	%
North America	$143,232	53.0%	$107,624	48.3%	$35,608	33.1%
China	55,446	20.5	70,882	31.8	(15,436)	(21.8)
Rest of World	71,468	26.5	44,283	19.9	27,185	61.4
	$270,146	100.0%	$222,789	100.0%	$47,357	21.3%

Geographic revenue information is based on the location to which we deliver our products and services.

The decrease in North America revenue for 2022 compared to 2021 was primarily due to decreased revenue from the Aerospace and Defense market, partially offset by increased revenue from the Industrial market. The decrease in China revenue for 2022 compared to 2021 was the result of decreased sales in the Industrial and Microfabrication markets, primarily as a result of deteriorating market conditions. The closure of our Shanghai facility for approximately two months during the second quarter of 2022 due to the COVID-19 pandemic also had a negative impact on 2022 sales in China. The increase in Rest of World revenue for 2022 compared to 2021 was due to increased revenue from the Microfabrication and Industrial markets.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Year Ended December 31, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$50,063	$3,435	$(2,677)	$50,821
Gross margin	26.0%	7.0%	NM*	21.0%

	Year Ended December 31, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$75,833	$3,979	$(2,505)	$77,307
Gross margin	36.8%	6.2%	NM*	28.6%

	Year Ended December 31, 2020
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$58,207	$2,778	$(1,621)	$59,364
Gross margin	31.5%	7.3%	NM*	26.6%

*NM - Not meaningful.

The decrease in Laser Products gross margin for 2022 compared to 2021 was driven by sales mix, decreased factory utilization, increased labor and material costs, and increased freight costs, partially offset by an increase in duty reclaim. In addition, Laser Products gross margin in 2022 was negatively impacted by inventory charges related to business restructuring and the discontinuation of certain product lines in the fourth quarter of 2022. The increase in Advanced Development gross margin for 2022 compared to 2021 was not significant and was primarily the result of changes in the composition of research and development contracts.

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

Operating Expenses

Our operating expenses were as follows (dollars in thousands):

Research and Development

	Year Ended December 31,		Change
	2022	2021	Amount	%
Research and development	$53,773	$54,814	$(1,041)	(1.9)

	Year Ended December 31,		Change
	2021	2020	Amount	%
Research and development	$54,814	$41,164	$13,650	33.2

The decrease in research and development expense for 2022 compared to 2021 was driven by a decrease in stock-based compensation of $1.8 million and a decrease in purchased intangible amortization of $1.2 million, partially offset by increases in salary costs and project-related expenses.

The increase in research and development expense for 2021 compared to 2020 was driven primarily by an increase in stock-based compensation costs of $3.7 million, and increased employee headcount and related costs, and project-related expenses, to support our development efforts.

Sales, General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
Sales, general, and administrative	$48,258	$52,710	$(4,452)	(8.4)

	Year Ended December 31,		Change
	2021	2020	Amount	%
Sales, general, and administrative	$52,710	$39,248	$13,462	34.3

The decrease in sales, general and administrative expense for 2022 compared to 2021 was primarily due to a decrease in stock-based compensation of $9.4 million, partially offset by increases in salary costs, professional service fees and facility expenses, and a decrease in administrative costs allocated to development projects. The decrease in stock-based compensation was the result of forfeitures and decreases in expected achievement related to performance-based stock awards.

The increase in sales, general and administrative expense for 2021 compared to 2020 was primarily driven by an increase in stock-based compensation costs of $7.6 million, increased headcount and compensation costs, and increased professional fees.

Restructuring

Restructuring in 2022 included the following (in thousands):

Year Ended December 31,
2022
Employee termination costs	$1,271
Write-off of long-lived assets	2,566
Other	55
$3,892

During the fourth quarter of 2022, we implemented a restructuring plan which included headcount reductions in both the U.S. and China, and the write-down of certain in-process capital equipment projects related to production capacity that were never completed or placed into service. There were no restructuring charges in 2021 or 2020.
Interest Income (Expense), net

Interest income (expense), net was as follows (in thousands):

	Year Ended December 31,		Change
	2022	2021	Amount	%
Interest income (expense), net	$529	$(163)	$692	424.5

	Year Ended December 31,		Change
	2021	2020	Amount	%
Interest income (expense), net	$(163)	$78	$(241)	(309.0)

The increase in net interest income for 2022 compared to 2021 was driven by increases in interest rates and the investment in marketable securities during the second quarter of 2022, as well as the payoff of our long-term debt in the third quarter of 2021.

The higher net interest expense for 2021 compared to 2020 was primarily attributable to an increase in bank charges and changes in the market rates on money market funds, offset partially by the March 2021 cash proceeds from our public offering of stock.

Other Income, net

	Year Ended December 31,		Change
	2022	2021	Amount	%
Other income, net	$338	$336	$2	0.6

	Year Ended December 31,		Change
	2021	2020	Amount	%
Other income, net	$336	$378	$(42)	11.1

The changes in other income, net, in 2022 compared to 2021, and 2021 compared to 2020, are primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2022	2021	Amount	%
Income tax expense (benefit)	$344	$(375)	$719	191.7

	Year Ended December 31,		Change
	2021	2020	Amount	%
Income tax expense (benefit)	$(375)	$340	$(715)	(210.3)

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States, Austria, and China, we continue to maintain a full valuation allowance in these jurisdictions as of December 31, 2022. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

The increase in income tax expense for 2022 compared to 2021 was driven by a discrete tax benefit related to return to provision true ups and expiring statutes of limitations of unrecognized tax positions recorded in the second quarter of 2021.

The tax benefit for 2021 was primarily related to the release of tax expense, interest and penalties associated with uncertain tax positions for which statutes of limitations have expired and prior year true ups in foreign jurisdictions. Our 2021 tax benefit was impacted by the geographic location of our pre-tax book income and was primarily related to our operations in Finland and foreign withholding taxes on undistributed earnings.

Liquidity and Capital Resources

We had cash and cash equivalents of $57.8 million and $146.5 million as of December 31, 2022 and 2021, respectively. In addition, we had marketable securities of $50.4 million as of December 31, 2022. Total cash, cash equivalents and marketable securities were $108.2 million as of December 31, 2022.

For the year ended December 31, 2022, our principal uses of liquidity were to fund operating activities, acquire plant and equipment and tax payments related to stock award issuances. The primary source of cash was collections from customers.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by operating activities	$(14,542)	$(7,443)	$13,041
Net cash used in investing activities	(72,381)	(21,853)	(24,539)
Net cash (used in) provided by financing activities	(1,306)	73,742	(3,767)
Effect of exchange rate changes on cash	(477)	(235)	545
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(88,706)	$44,211	$(14,720)

Net Cash (Used in) Provided by Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $14.5 million, which was the result of a $54.6 million net loss and use of cash for working capital of $8.2 million, offset partially by non‑cash expenses totaling $48.3 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by a $5.9 million decrease in accounts payable and a $4.6 million decrease in inventory.

During the year ended December 31, 2021, net cash used in operating activities was $7.4 million, which was primarily driven by $29.7 million of net loss and use of cash for working capital of $33.7 million, partially offset by non-cash expenses totaling $56.0 million related to depreciation and amortization, stock-based compensation, and other items. Changes in working capital were driven by a $19.0 million increase in inventory, a $9.5 million increase in accounts receivable and a $3.6 million increase in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $72.4 million, including the net purchase of $50.0 million of marketable securities and $21.4 million of capital expenditures related to investments in directed energy, manufacturing equipment and facilities.

During the year ended December 31, 2021, net cash used in investing activities was $21.9 million, including $19.3 million of capital expenditures related primarily to investments in manufacturing equipment and improvements to our corporate facility.

Net Cash (Used in) Provided by Financing Activities

During the year ended December 31, 2022, net cash used in financing activities was $1.3 million, which was primarily driven by $4.9 million of withholding tax payments related to the vesting of stock awards, partially offset by $3.6 million of proceeds from stock options exercises and employee stock plan purchases.

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

Credit Facilities

We have a $40.0 million revolving line of credit, or LOC, with Pacific Western Bank dated September 24, 2018, which is secured by our assets and expires September 24, 2024.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at December 31, 2022 and 2021 and we were in compliance with all covenants.

Contractual Obligations
The following table sets forth a summary of our significant contractual obligations to make future payments in cash as of December 31, 2022 (in thousands):

	Payments Due by Year
	2023	2024	2025	2026	2027	Thereafter	Total
Purchase commitments	$47,308	$—	$—	$—	$—	$—	$47,308
Lease obligations	3,235	2,848	2,037	1,654	1,655	6,806	18,235
Total	$50,543	$2,848	$2,037	$1,654	$1,655	$6,806	$65,543

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. Our accounting policies are fundamental to understanding our financial condition and results of operations reported in our financial statements and related disclosures. We have identified the following accounting policies as being critical because they require our management to make particularly difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain.

Revenue Recognition

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at the point when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, the Company recognizes over time revenue as per ASC 606-10-55-18 (invoice practical expedient) for its cost plus contracts and, accordingly, elects not to disclose information related to those performance obligations under ASC 606-10-50-14b.

Rights of return generally are not included in customer contracts. Accordingly, product revenue is recognized upon transfer of control at shipment or delivery, as applicable. Rights of return are evaluated as they occur.

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

Inventory Valuation

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

Inflation

While we do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2022, we experienced higher than expected increases in wages and other compensation costs, materials, and shipping costs during 2022. We expect these increases will continue to impact our cost structure. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

As of December 31, 2022, we had cash and cash equivalents of $57.8 million and investments in marketable securities of $50.4 million with maturities of less than one year. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents or marketable securities as a result of changes in interest rates due to the short‑term nature of these assets.

We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a $40.0 million revolving credit facility. As of December 31, 2022, we had no outstanding principal amount under the revolving loan facility. Borrowings under the Revolving Credit Facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from prime rate minus 1.40% to 0.50%.

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

At December 31, 2022, our foreign currency exposure was related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.7 million. Foreign exchange rate gains or losses on foreign investments as of December 31, 2022 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
nLIGHT, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of nLIGHT, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Excess and obsolete inventory

As discussed in Note 8 to the consolidated financial statements, the Company’s inventories were $67.6 million as of December 31, 2022. The Company records its inventories at the lower of average cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of certain existing inventory quantities compared to past consumption and recent purchases to determine what inventory quantities, if any, may not be sellable. Based on this analysis, the Company writes down the affected inventory value for any estimated excess and/or obsolete inventory.

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

Portland, Oregon
February 27, 2023

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)

	As of
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$57,826	$146,534
Marketable securities	50,391	—
Accounts receivable, net of allowances of $290 and $303	37,913	41,574
Inventory	67,600	73,746
Prepaid expenses and other current assets	17,026	15,350
Total current assets	230,756	277,204
Restricted cash	252	250
Lease right-of-use assets	13,893	17,048
Property, plant and equipment, net	60,693	56,101
Intangible assets, net	4,041	6,698
Goodwill	12,376	12,420
Other assets, net	7,222	3,897
Total assets	$329,233	$373,618

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,507	$26,347
Accrued liabilities	12,820	14,730
Deferred revenues	1,407	1,629
Current portion of lease liabilities	2,758	3,066
Total current liabilities	34,492	45,772
Non-current income taxes payable	6,699	7,149
Long-term lease liabilities	12,852	14,612
Other long-term liabilities	4,345	3,952
Total liabilities	58,388	71,485
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 45,629 and 44,248 shares issued and outstanding at December 31, 2022 and 2021 respectively	16	15
Additional paid-in capital	496,211	470,760
Accumulated other comprehensive loss	(2,748)	(587)
Accumulated deficit	(222,634)	(168,055)
Total stockholders’ equity	270,845	302,133
Total liabilities and stockholders’ equity	$329,233	$373,618

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Products	$192,658	$206,195	$184,841
Development	49,400	63,951	37,948
Total revenue	242,058	270,146	222,789
Cost of revenue:
Products	145,272	132,867	128,255
Development	45,965	59,972	35,170
Total cost of revenue	191,237	192,839	163,425
Gross profit	50,821	77,307	59,364
Operating expenses:
Research and development	53,773	54,814	41,164
Sales, general, and administrative	48,258	52,710	39,248
Restructuring	3,892	—	—
Total operating expenses	105,923	107,524	80,412
Loss from operations	(55,102)	(30,217)	(21,048)
Other income (expense):
Interest income (expense), net	529	(163)	78
Other income, net	338	336	378
Loss before income taxes	(54,235)	(30,044)	(20,592)
Income tax expense (benefit)	344	(375)	340
Net loss	$(54,579)	$(29,669)	$(20,932)
Net loss per share, basic and diluted	$(1.23)	$(0.70)	$(0.55)
Shares used in per share calculations, basic and diluted	44,436	42,142	38,367

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(54,579)	$(29,669)	$(20,932)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,555)	(328)	2,426
Unrealized gains on available-for-sale securities	394	—	—
Comprehensive loss	$(56,740)	$(29,997)	$(18,506)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2019	38,084	$15	$336,732	$(2,685)	$(117,454)	$216,608
Net loss	—	—	—	—	(20,932)	(20,932)
Issuance of common stock pursuant to exercise of stock options	862	—	1,375	—	—	1,375
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	769	—	(6,420)	—	—	(6,420)
Issuance of common stock under the Employee Stock Purchase Plan	78	—	1,393	—	—	1,393
Stock-based compensation	—	—	25,464	—	—	25,464
Cumulative translation adjustment, net of tax	—	—	—	2,426	—	2,426
Balance, December 31, 2020	39,793	15	358,544	(259)	(138,386)	219,914
Net loss	—	—	—	—	(29,669)	(29,669)
Proceeds from follow-on offering, net of offering costs	2,537	—	82,354	—	—	82,354
Issuance of common stock pursuant to exercise of stock options	896	—	1,145	—	—	1,145
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	952	—	(10,606)	—	—	(10,606)
Issuance of common stock under the Employee Stock Purchase Plan	70	—	1,603	—	—	1,603
Stock-based compensation	—	—	37,720	—	—	37,720
Cumulative translation adjustment, net of tax	—	—	—	(328)	—	(328)
Balance, December 31, 2021	44,248	15	470,760	(587)	(168,055)	302,133
Net loss	—	—	—	—	(54,579)	(54,579)
Issuance of common stock pursuant to exercise of stock options	585	1	1,197	—	—	1,198
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	705	—	(4,861)	—	—	(4,861)
Restricted stock awards forfeited in connection with transition agreement	(140)	—	—	—	—	—
Restricted stock awards adjusted in connection with performance achievement	(10)	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	241	—	2,358	—	—	2,358
Stock-based compensation	—	—	26,757	—	—	26,757
Unrealized gains on available-for-sale securities	—	—	—	394	—	394
Cumulative translation adjustment, net of tax	—	—	—	(2,555)	—	(2,555)
Balance, December 31, 2022	45,629	$16	$496,211	$(2,748)	$(222,634)	$270,845

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(54,579)	$(29,669)	$(20,932)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11,085	9,179	7,710
Amortization	4,614	5,880	5,975
Reduction in carrying amount of right-of-use assets	3,000	3,253	2,916
Provision for (recoveries of) losses on accounts receivable	4	(70)	88
Stock-based compensation	26,757	37,720	25,464
Deferred income taxes	4	37	(11)
Loss on disposal of assets	51	16	—
Non-cash restructuring charges	2,758	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,757	(9,509)	(4,009)
Inventory	4,623	(18,994)	(6,937)
Prepaid expenses and other current assets	(1,753)	(3,630)	(3,442)
Other assets, net	(5,219)	(570)	(3,463)
Accounts payable	(5,904)	3,463	7,306
Accrued and other long-term liabilities	(577)	(199)	2,269
Deferred revenues	(208)	(909)	1,800
Lease liabilities	(1,942)	(2,934)	(2,820)
Non-current income taxes payable	(13)	(507)	1,127
Net cash (used in) provided by operating activities	(14,542)	(7,443)	13,041
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(664)	(291)	(190)
Purchases of property, plant and equipment	(21,388)	(19,317)	(23,416)
Acquisition of intangible assets and capitalization of patents	(332)	(2,245)	(933)
Purchase of marketable securities	(99,985)	—	—
Proceeds from maturities and sales of marketable securities	49,988	—	—
Net cash used in investing activities	(72,381)	(21,853)	(24,539)
Cash flows from financing activities:
Proceeds from public offerings, net of offering costs	—	82,354	—
Proceeds from term loan	—	—	15,000
Principal payments on term loan, debt and financing leases	—	(428)	(15,115)
Payment of contingent consideration related to acquisition	—	(326)	—
Proceeds from employee stock plan purchases	2,358	1,603	1,393
Proceeds from stock option exercises	1,197	1,145	1,375
Tax payments related to stock award issuances	(4,861)	(10,606)	(6,420)
Net cash (used in) provided by financing activities	(1,306)	73,742	(3,767)
Effect of exchange rate changes on cash	(477)	(235)	545
Net increase (decrease) in cash, cash equivalents, and restricted cash	(88,706)	44,211	(14,720)
Cash, cash equivalents, and restricted cash, beginning of period	146,784	102,573	117,293
Cash, cash equivalents, and restricted cash, end of period	$58,078	$146,784	$102,573
Supplemental disclosures:
Cash paid for interest, net	$—	$117	$(311)
Cash paid for income taxes	442	526	647
Operating cash outflows from operating leases	3,925	3,513	2,919
Right-of-use assets obtained in exchange for lease liabilities	1,349	8,012	15,127
Accrued purchases of property, equipment and patents	207	2,522	788
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of nLIGHT, Inc. and our wholly owned subsidiaries Arbor Photonics, LLC, nLIGHT Cayman Ltd., nLIGHT Laser Technology (Shanghai) Co. Ltd, nLIGHT Oy (Finland), nLIGHT Korea Inc., nLIGHT GmbH, Nutronics, Inc., and OPI Photonics S.r.l. All intercompany balances have been eliminated.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, allowances for doubtful accounts, warranty, sales return reserves and the recoverability of long-lived assets. Management bases its estimates on historical experience and on various other assumptions. Actual results could differ from those estimates.

Revenue Recognition
See Note 3 for a detailed description of our revenue recognition policies.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents included $32.3 million and $127.1 million of highly liquid investments at December 31, 2022 and 2021, respectively. Cash equivalents are carried at cost, which approximates fair value.

Inventory
See Note 8 for a detailed description of our inventory accounting policies.

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

Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. We perform an annual impairment review of goodwill in the fourth quarter of each year using either a qualitative assessment or a quantitative goodwill impairment test. If the qualitative assessment is selected and determines that the fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. If a quantitative test is determined necessary and an impairment is indicated, the impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on qualitative assessments performed in fiscal years 2022, 2021 and 2020, the fair values of the Laser Products and Advanced Development reporting units exceeded their carrying values, and no impairment charges were recorded. See Note 11 for additional information.

Intangible Assets
Definite-lived intangible assets consist of acquisition-related development programs, developed technology, and intellectual property. The intangible assets are being amortized using the straight-line method over periods of 2 to 5 years, which reflect the pattern in which economic benefits of the assets are expected to be realized. See Note 11 for additional information.

Other Assets
Other assets, net primarily consist of long-term accounts receivable, demonstration ("demo") assets and deposits.

Demo assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years.

Amortization expense related to demo assets was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$1,544	$1,979	$2,166

Restructuring Charges
Restructuring charges in 2022 were comprised primarily of employee severance and abandoned in-process capital equipment projects related to production capacity that were never placed into service.

The determination of when we accrue for employee termination benefits depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. For restructuring charges recorded as an on-going benefit arrangement, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. For restructuring charges recorded as a one-time benefit arrangement, we recognize a liability for employee termination benefits when a plan of termination, approved by management and establishing the terms of the benefit arrangement, has been communicated to employees. The timing of the recognition of one-time employee termination benefits is dependent upon the period of time the employees are required to render service after communication. If employees are not required to render service in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum legal notification period, a liability for the termination benefits is recognized at the communication date. In instances where employees will be retained to render service beyond the minimum legal notification period, the liability for employee termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the future service period. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

We record charges related to long-lived assets to be abandoned when the assets cease to be used, and any inventory charges related to restructuring are classified as a cost of revenue.

Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

See Note 16 for additional information.

Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long‑lived assets recorded for the years ended December 31, 2022, 2021 and 2020.

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

Stock-Based Compensation
We recognize compensation expense for stock-based awards on a straight-line basis based on the grant-date estimated fair values and requisite service period. The fair value of stock options is measured using the Black-Scholes option pricing model, while the fair value of restricted stock units (RSU) and restricted stock awards (RSA) are measured based on the closing market price of our common stock on the date of grant. For RSUs and RSAs with performance conditions, compensation costs are also based on the probable outcome of achieving the specified performance conditions. The fair value of restricted stock awards based on certain market performance criteria is measured using the Monte Carlo simulation pricing model.

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

	Year Ended December 31,
	2022	2021	2020
Realized foreign currency (gain) loss	$(967)	$(294)	$98
Unrealized foreign currency (gain) loss	1,052	102	(171)

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

ASU 2019-12
The FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in December 2019. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption did not have a material impact on our financial position, results of operations or cash flows

Note 2 - Acquisition

On July 30, 2020, we acquired the outstanding shares of OPI Photonics S.r.l. (OPI), an Italian limited liability company, for cash consideration of $1.6 million. Approximately $0.2 million was paid at closing, $0.7 million was paid in 2021, and the final payment of $0.7 million was made during the third quarter of 2022.

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

The goodwill and operating results of OPI are allocated to our Laser Products segment. Revenue and earnings since the date of acquisition are not material. Transaction costs of $0.1 million were expensed as incurred as a component of Sales, general, and administrative expenses in the year ended December 31, 2020.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at the point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, the Company recognizes over time revenue as per ASC 606-10-55-18 (invoice practical expedient) for its cost plus contracts and, accordingly, elects not to disclose information related to those performance obligations under ASC 606-10-50-14b.

Rights of return generally are not included in customer contracts. Accordingly, product revenue is recognized upon transfer of control at shipment or delivery, as applicable. Rights of return are evaluated as they occur.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Year Ended December 31,
	2022	2021	2020
Industrial	$91,098	$94,795	$84,478
Microfabrication	62,769	70,412	51,649
Aerospace and Defense	88,191	104,939	86,662
	$242,058	$270,146	$222,789

Sales by Geography

	Year Ended December 31,
	2022	2021	2020
North America	$137,454	$143,232	$107,624
China	21,287	55,446	70,882
Rest of World	83,317	71,468	44,283
	$242,058	$270,146	$222,789

Sales by Timing of Revenue

	Year Ended December 31,
	2022	2021	2020
Point in time	$183,005	$198,838	$185,215
Over time	59,053	71,308	37,574
	$242,058	$270,146	$222,789

Our contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2022	2021
Contract assets	Prepaid expenses and other current assets	$10,377	$9,657
Contract liabilities	Deferred revenues and other long-term liabilities	2,455	2,358

Contract assets generally consist of revenue recognized on an over time basis where revenue recognition has been met, but the amounts are subsequently billed and collected in the following period. During the years ended December 31, 2022 and 2021, we recognized revenue of $1.6 million and $2.4 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 4 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Quick Laser Technology Co., Ltd.	(1)	(1)	12%
Raytheon Technologies	(1)	(1)	12%
U.S. Government	17%	22%	15%
(1)Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of December 31, 2022, and 2021, two customers accounted for a total of 29% and 33%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

Note 5 - Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and knowledge of any applicable circumstances.
Activity related to the allowance for doubtful accounts was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Allowance for doubtful accounts, beginning	$303	$367
Provision (benefit) for losses on accounts receivable	27	(4)
Write-offs, net	(40)	(60)
Allowance for doubtful accounts, ending	$290	$303

Note 6 - Marketable Securities

Marketable securities consist primarily of highly liquid investments with original maturities of greater than 90 days when purchased. Our marketable securities are considered available-for-sale as they represent investments that are available to be sold for current operations. As such, they are included as current assets on our Consolidated Balance Sheets at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Any unrealized gains and losses that are considered to be other-than-temporary are recorded in other income, net on our Consolidated Statements of Operations. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other income, net on our Consolidated Statements of Operations.

Realized gains were $0.2 million for year ended December 31, 2022. Unrealized gains were $0.4 million for the year ended December 31, 2022. These unrealized gains are considered temporary and are reflected in the Statements of Comprehensive Loss.

See Note 7 for additional information.

Note 7 - Fair Value of Financial Instruments

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
Our financial instruments that are carried at fair value consist of Level 1 assets which include highly liquid investments and bank drafts classified as cash equivalents and marketable securities. Our fair value hierarchy for our financial instruments was as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$31,658	$—	$—	$31,658
Commercial paper	656	—	—	656
	32,314	—	—	32,314
Marketable Securities:
U.S. treasuries	50,391	—	—	50,391
Total	$82,705	$—	$—	$82,705

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$126,900	$—	$—	$126,900
Commercial paper	236	—	—	236
Total	$127,136	$—	$—	$127,136

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
Inventory consisted of the following (in thousands):

	As of December 31,
	2022	2021
Raw materials	$32,515	$32,185
Work in process and semi-finished goods	19,056	24,642
Finished goods	16,029	16,919
	$67,600	$73,746

Note 9 - Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	As of December 31,
	2022	2021
Contract assets	$10,377	$9,657
Prepaid expenses	4,175	3,483
Vendor prepayments	2,423	2,107
Other	51	103
	$17,026	$15,350

Note 10 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Useful life	As of December 31,
	(years)	2022	2021
Automobiles	3	$110	$114
Computer hardware and software	3 - 5	8,712	6,594
Manufacturing and lab equipment	2 - 7	89,230	81,130
Office equipment and furniture	5 - 7	2,410	2,361
Leasehold and building improvements	2 - 12	30,675	28,125
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		143,928	131,115
Accumulated depreciation		(83,235)	(75,014)
		$60,693	$56,101

Note 11 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of December 31,
		2022	2021
Patents	3 - 5	$6,322	$5,986
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,930	3,038
		16,452	16,224
Accumulated amortization		(12,411)	(9,526)
		$4,041	$6,698

Amortization related to intangible assets was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$2,879	$3,891	$3,808

Estimated amortization expense for future years is as follows (in thousands):

2023	$2,230
2024	922
2025	586
2026	303
Thereafter	—
$4,041
Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2021	$2,172	$10,248	$12,420
Currency exchange rate adjustment	(44)	—	(44)
Balance, December 31, 2022	$2,128	$10,248	$12,376

Note 12 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Accrued payroll and benefits	$8,233	$10,915
Product warranty, current	2,601	2,286
Other accrued expenses	1,986	1,529
	$12,820	$14,730

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Product warranty liability, beginning	$5,371	$4,711
Warranty charges incurred, net	(1,490)	(2,467)
Provision for warranty charges, net of adjustments	1,560	3,127
Product warranty liability, ending	5,441	5,371
Less: current portion of product warranty liability	(2,601)	(2,286)
Non-current portion of product warranty liability	$2,840	$3,085

Note 14 - Commitments and Contingencies

Leases
See Note 15.

Credit Facilities
We have a $40.0 million revolving line of credit (LOC) with Pacific Western Bank which is secured by our assets and expires in September 2024.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at December 31, 2022 and 2021 and we were in compliance with all covenants.

Legal Matters
On March 25, 2022, Lumentum Operations LLC (Lumentum) filed a complaint against nLIGHT, Inc. and certain of its employees in the U.S. District Court for the Western District of Washington. The complaint alleges that Lumentum is the partial or full owner of certain of our patents and requests corresponding relief from the court. We are vigorously defending against Lumentum's allegations. Loss in this matter is not probable and reasonably estimable, and as such no loss contingency has been recorded.

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. As of December 31, 2022, we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 15 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of one month to 12.4 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.1 to 4.5 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 8 years as of  December 31, 2022, and the weighted-average discount rate was 3.6%. The weighted-average remaining lease term for the lease obligations was 9 years as of December 31, 2021, and the weighted-average discount rate was 3.5%.

The components of lease expense related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease expense:
Operating lease expense	$3,865	$3,924	$3,052
Short-term lease expense	573	525	242
Variable and other lease expense	872	741	503
	$5,310	$5,190	$3,797

Future minimum payments under our non-cancelable lease obligations were as follows as of December 31, 2022 (in thousands):

2023	$3,235
2024	2,848
2025	2,037
2026	1,654
2027	1,655
Thereafter	6,806
Total minimum lease payments	18,235
Less: interest	(2,625)
Present value of net minimum lease payments	15,610
Less: current portion of lease liabilities	(2,758)
Total long-term lease liabilities	$12,852

Note 16 - Restructuring
During the fourth quarter of 2022, we implemented a restructuring plan which included headcount reductions in both the U.S. and China, and the write-down of in-process capital equipment projects related to production capacity that was never placed into service. Restructuring activity in 2022 was as follows (in thousands):

	Employee Termination Costs	Write-Down of Long-Lived Assets	Other	Total
Restructuring charges	$1,271	$2,566	$55	$3,892
Cash payments	(1,134)	—	—	(1,134)
Non-cash settlements	—	(2,566)	—	(2,566)
Accrual at December 31, 2022	$137	$—	$55	$192

The restructuring accrual is included as a component of Accrued liabilities on our Consolidated Balance Sheets. Approximately $3.8 million of the charges recorded in 2022 were attributable to the Laser Products segment, with the remaining $0.1 million attributable to the Advanced Development segment.

Note 17 - Income Taxes
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(50,611)	$(33,940)	$(28,963)
Foreign	(3,624)	3,896	8,371
Loss before income taxes	$(54,235)	$(30,044)	$(20,592)

The income tax provision (benefit) was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax expense (benefit):
State	$73	$70	$21
Foreign	264	(458)	2,209
Current tax expense (benefit)	337	(388)	2,230
Deferred tax expense (benefit):
Federal	—	—	(1,603)
State	—	—	(60)
Foreign	7	13	(227)
Deferred tax expense (benefit)	7	13	(1,890)
Income tax expense (benefit)	$344	$(375)	$340

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate of 21% to the loss before income taxes as a result of the following differences (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax computed at federal statutory rate	$(11,436)	$(6,309)	$(4,324)
State tax, net of federal tax benefit	(842)	(407)	(209)
Permanent items	(522)	(333)	477
Stock compensation	4,005	(3,307)	(2,669)
Foreign dividends and unremitted earnings	(231)	78	726
Foreign rate differential	(360)	29	501
Rate change due to tax reform	—	918	1,563
Federal credits	(445)	(993)	(639)
Tax contingencies, net of reversals	256	838	(677)
Return to provision	(523)	(1,123)	(2,242)
Other	(324)	(305)	(112)
Valuation allowance	10,766	10,539	7,945
Income tax expense (benefit)	$344	$(375)	$340

The income tax expense (benefit) recorded primarily relates to operations in China and Finland, which have income tax rates of 25% and 20%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$39,998	$35,585	$28,718
Research and alternative minimum tax credits	6,658	6,535	5,583
Accrued expenses and other	4,999	7,020	5,648
Lease liabilities	3,270	3,525	2,547
Inventory	3,305	5,852	5,181
Property and equipment	293	—	—
Intangible assets	9,184	—	—
Total gross deferred tax assets	67,707	58,517	47,677
Less: valuation allowance	(64,796)	(54,239)	(43,647)
Total deferred tax assets	2,911	4,278	4,030
Deferred tax liabilities:
Property and equipment	—	(87)	(3)
Intangible assets	—	(767)	(1,490)
Right-of-use assets	(2,869)	(3,378)	(2,468)
Total deferred tax liabilities	(2,869)	(4,232)	(3,961)
Net deferred tax assets	$42	$46	$69

Net deferred tax assets are included in Other assets, net in our Consolidated Balance Sheets.

In evaluating our valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to uncertainty with respect to ultimate realizability of deferred tax assets, we have provided a full valuation allowance against the U.S. and China deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2022, 2021 and 2020 were increases of $10.6 million, $10.6 million and $8.1 million, respectively.

At December 31, 2022, we had U.S., China and state net operating loss (NOL) carryforwards of $162.2 million, $15.4 million and $38.4 million, respectively. These carryforwards will expire from 2023 to 2042 if not used by us to reduce taxable income in future periods. We have U.S. research and development credit carryforwards of $7.8 million. These carryforwards will expire between 2023 and 2042 if not used by us to reduce income taxes payable in future periods.

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

The following table presents a reconciliation of the changes in the unrecognized tax benefit (in thousands):

Balance at December 31, 2019	$8,740
Additions based on tax positions related to the current year	132
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	(1,285)
Reductions as a result of a lapse of applicable statute of limitations	(53)
Other	321
Balance at December 31, 2020	7,859
Additions based on tax positions related to the current year	661
Additions for tax positions of prior years	53
Reductions as a result of a lapse of applicable statute of limitations	(250)
Other	112
Balance at December 31, 2021	8,435
Additions based on tax positions related to the current year	822
Reductions for tax positions of prior years	(53)
Reductions as a result of a lapse of applicable statute of limitations	(183)
Other	(437)
Balance at December 31, 2022	$8,584

At December 31, 2022, we had $8.6 million of unrecognized tax benefits (excluding interest and penalties). Of this amount, $3.1 million is recorded in non-current income taxes payable and $5.5 million is recorded as an offset to non-current deferred tax assets on the accompanying Consolidated Balance Sheets. The $5.5 million of unrecognized tax benefits in non-current deferred tax assets is entirely offset by a valuation allowance in both the U.S. and China. Of our unrecognized tax benefits, $3.1 million, if recognized, would impact the effective tax rate. At December 31, 2021, we had recorded $3.5 million of unrecognized tax benefits in non-current income taxes payable and $4.9 million of unrecognized tax benefits recognized as an offset to non-current deferred tax assets on the accompanying Consolidated Balance Sheets. We do not expect a significant decrease to the total amount of unrecognized tax benefits within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized penalties and interest during the years ended December 31, 2022, 2021 and 2020, of $0.3 million, $(0.3) million, and $0.5 million, respectively. At December 31, 2022 and 2021, interest and penalties associated with unrecognized tax benefits were $2.0 million and $1.8 million, respectively.

At December 31, 2022, our tax years 2019 through 2022, 2018 through 2022, and 2012 through 2022, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and to make adjustments up to the net operating loss and credit carryforward amounts. We are not currently under federal, state, or foreign tax examination.

Note 18 - Stockholders' Equity and Stock-Based Compensation

Preferred Stock
We have authorized 5.0 million shares of preferred stock, par value $0.0001, none of which is issued and outstanding.

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2022.

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

Common Stock Repurchase Plan
On November 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding shares of common stock. As of December 31, 2022, no repurchases had been executed under the program.

Equity Incentive Plan
As of December 31, 2022, there were approximately 2.1 million shares available for issuance under our equity incentive plan. Common stock issued for awards will come from newly issued shares.

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2021	753	$25.63
Awards granted	—	—
Awards vested	(271)	22.77
Awards forfeited and adjusted	(150)	25.03
RSAs at December 31, 2022	332	$28.24

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2021	2,799	$24.41
Awards granted	1,409	11.46
Awards vested	(1,098)	24.91
Awards forfeited	(326)	24.81
RSUs at December 31, 2022	2,784	$17.63

The total fair value of RSAs and RSUs vested during the year ended December 31, 2022 was $6.2 million and $27.3 million, respectively. Awards outstanding as of December 31, 2022 include 0.7 million performance-based awards that will vest upon meeting certain performance criteria.

The performance-based awards granted in 2022 vest based on a market metric called Total Shareholder Return ("TSR") for the performance period of three years relative to the TSR of companies in the Russel 2000 Index as of July 1, 2022, and had a grant-date fair value of $14.89 per share using a Monte Carlo simulation pricing model.

Stock Options
The following table summarizes our stock option activity during the year ended December 31, 2022 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,454	$1.61	4.4	$54,815
Options exercised	(585)	$2.05
Options canceled	(42)	$9.27
Outstanding, December 31, 2022	1,827	$1.29	3.4	$16,156
Options exercisable at December 31, 2022	1,825	$1.29	3.4	$16,155
Options vested as of December 31, 2022, and expected to vest after December 31, 2022	1,827	$1.29	3.4	$16,156

Total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $7.7 million, $27.1 million and $17.0 million, respectively. We received proceeds of $1.2 million, $1.1 million and $1.4 million from the exercise of options for each of the years ended December 31, 2022, 2021 and 2020, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (ESPP) was as follows (in thousands, except weighted-average per share prices):

Year Ended December 31, 2022
Shares issued	241
Weighted-average per share purchase price	$9.78
Weighted-average per share discount from the fair value of our common stock on date of issuance	$1.72

As of December 31, 2022, there were 2.7 million shares available for grant under the ESPP.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$2,677	$2,505	$1,621
Research and development	11,675	13,433	9,703
Sales, general and administrative	12,405	21,782	14,140
	$26,757	$37,720	$25,464

Unrecognized Compensation Costs
As of December 31, 2022, total unrecognized stock-based compensation was $42.9 million, which will be recognized over an average expected recognition period of 2.1 years.

Note 19 - 401(k) Plan
We have a 401(k) Profit Sharing Plan and Trust (the Plan). Participation in the Plan is voluntary and is available to all employees. We may make discretionary matching or qualified non-elective contributions to the Plan. The match is recorded within the cost of revenues and operating expenses in the Consolidated Statements of Operations and was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
401(k) match	$1,323	$1,064	$715

Note 20 - Segment Information
We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Year Ended December 31, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$192,658	$49,400	$—	$242,058
Gross profit	$50,063	$3,435	$(2,677)	$50,821
Gross margin	26.0%	7.0%	NM*	21.0%

	Year Ended December 31, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$206,195	$63,951	$—	$270,146
Gross profit	$75,833	$3,979	$(2,505)	$77,307
Gross margin	36.8%	6.2%	NM*	28.6%

	Year Ended December 31, 2020
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$184,841	$37,948	$—	$222,789
Gross profit	$58,207	$2,778	$(1,621)	$59,364
Gross margin	31.5%	7.3%	NM*	26.6%

Corporate and Other is unallocated expenses related to stock-based compensation.

The geographic location of our long‑lived assets, net, based on location of the assets, was as follows (in thousands):

	As of December 31,
	2022	2021
North America	$82,293	$78,937
China	10,177	10,531
Rest of World	6,007	6,946
	$98,477	$96,414

Note 21 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all periods presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Restricted stock units and awards	970	2,459	2,903
Employee stock purchase plan	—	—	34
Common stock options	1,788	2,635	3,358
	2,758	5,094	6,295

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures, in design and operation, were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which appears in this Annual Report on Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.

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

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38462	3.1	December 20, 2022
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Description of the Registrant's Securities	10-K				X
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-224055	10.1	April 16, 2018
10.2+	2001 Stock Option Plan, as amended, and related form agreements	S-1	333-224055	10.2	March 30, 2018
10.3+	2018 Equity Incentive Plan and related form agreements	S-1/A	333-224055	10.3	April 16, 2018
10.4+	2018 Employee Stock Purchase Plan and related form agreements	S-1/A	333-224055	10.4	April 16, 2018
10.5+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement	8-K	001-38462	10.1	June 4, 2018
10.6+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement (Performance-Based)	8-K	001-38462	10.2	June 4, 2018
10.7+	2018 Equity Incentive Plan-Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.3	June 4, 2018
10.8+	2018 Equity Incentive Plan—Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.1	July 8, 2022
10.9+	2018 Executive Incentive Compensation Plan	S-1	333-224055	10.5	March 30, 2018
10.10+	Employment Agreement, dated March 29, 2018, by and between the registrant and Scott Keeney	S-1	333-224055	10.6	March 30, 2018
10.11+	Employment Agreement, dated March 29, 2018, by and between the registrant and Ran Bareket	S-1	333-224055	10.7	March 30, 2018
10.12+	Employment Agreement, dated August 31, 2020, by and between the registrant and Joseph Corso	10-K	001-38462	10.11	February 28, 2022
10.13+	Transition Agreement and Release, dated January 18, 2022, by and between the registrant and Ran Bareket	10-K	001-38462	10.12	February 28, 2022
10.14	Amended and Restated Loan and Security Agreement, dated March 28, 2018, by and between the registrant and Pacific Western Bank	S-1	333-224055	10.10	March 30, 2018
10.15	First Amendment to Amended and Restated Loan and Security Agreement, dated July 18, 2018, by and between the registrant and Pacific Western Bank	10-Q	001-38462	10.1	August 10, 2018
10.16	Second Amended and Restated Loan and Security Agreement, dated September 24, 2018, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 27, 2018
10.17	First Amendment to Second Amended and Restated Loan and Security Agreement, dated November 14, 2019, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	November 14, 2019
10.18	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated May 27, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	10-Q	003-38462	10.1	November 5, 2021
10.19	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated September 24, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 28, 2021
10.2	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 6, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	10-K	001-38462	10.19	February 28, 2022

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.21	North Park Industrial Center Amended and Restated Lease Agreement, dated April 1, 2010, by and between the registrant and Dutton Aspen LLC (as successor in interest to Aspen North Park L.L.C.), as amended by the First Amendment to Lease, dated June 18, 2012 and the Second Amendment to Lease, dated August 1, 2016	S-1	333-224055	10.12	March 30, 2018
10.22	Lease Agreement, dated April 7, 2000, by and between the registrant and Juhani Leijamaa, as amended by the Lease Contract Extension dated March 21, 2016	S-1	333-224055	10.13	March 30, 2018
10.23	Lease Agreement, dated April 7, 2000, by and between the registrant and Hannele Saamio, as amended by the Lease Contract Extension, dated as of March 21, 2016	S-1	333-224055	10.14	March 30, 2018
10.24	Lease Agreement, dated July 3, 2014, by and between Nutronics, Inc. and Longmont Diagonal Investments, LP, as amended by the First Amendment to Lease, dated as of August 4, 2016, and the Second Amendment to Lease, dated as of November 2, 2016	10-K	001-38462	10.21	March 9, 2020
10.25	Purchase and Sale Agreement with Joint Closing Instructions between nLIGHT, Inc. and Sharp Electronics Corporation, dated March 13, 2020	8-K	001-38462	10.1	March 16, 2020
10.26	Third Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, dated June 1, 2020	10-Q	001-38462	10.2	August 6, 2020
10.27	Third Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated July 1, 2020	10-Q	001-38462	10.3	August 6, 2020
10.28	Fourth Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, effective June 2, 2020	10-Q	001-38462	10.2	November 6, 2020
10.29	Fourth Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated November 3, 2020	10-Q	001-38462	10.3	November 6, 2020
21.1	List of Subsidiaries of Registrant	10-K	001-38462	21.1	February 26, 2021
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
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

NLIGHT, INC.

Date: February 27, 2023	By:	/s/ SCOTT KEENEY
Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Keeney and Joseph Corso, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SCOTT KEENEY	President, Chief Executive Officer and Chairman (Principal Executive Officer)
Scott Keeney		February 27, 2023
/s/ JOSEPH CORSO	Chief Financial Officer (Principal Financial Officer)
Joseph Corso		February 27, 2023
/s/ JAMES NIAS	Chief Accounting Officer (Principal Accounting Officer)
James Nias		February 27, 2023
/s/ BANDEL CARANO	Director
Bandel Carano		February 27, 2023
/s/ DOUGLAS CARLISLE	Director
Douglas Carlisle		February 27, 2023
/s/ BILL GOSSMAN	Director
Bill Gossman		February 27, 2023
/s/ RAYMOND LINK	Director
Raymond Link		February 27, 2023
/s/ GARY LOCKE	Director
Gary Locke		February 27, 2023
/s/ GEOFFREY MOORE	Director
Geoffrey Moore		February 27, 2023
/s/ CAMILLE NICHOLS	Director
Camille Nichols		February 27, 2023