Form 10-Q
period 2023-03-31
NLIGHT, INC.
filed 2023-05-05
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of May 2, 2023, the Registrant had 45,850,661 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$48,402	$57,826
Marketable securities	59,966	50,391
Accounts receivable, net of allowances of $290 and $290	36,140	37,913
Inventory	67,157	67,600
Prepaid expenses and other current assets	21,586	17,026
Total current assets	233,251	230,756
Restricted cash	253	252
Lease right-of-use assets	13,900	13,893
Property, plant and equipment, net	58,978	60,693
Intangible assets, net	3,408	4,041
Goodwill	12,388	12,376
Other assets, net	7,586	7,222
Total assets	$329,764	$329,233

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,759	$17,507
Accrued liabilities	14,708	12,820
Deferred revenues	1,271	1,407
Current portion of lease liabilities	3,001	2,758
Total current liabilities	36,739	34,492
Non-current income taxes payable	6,920	6,699
Long-term lease liabilities	12,576	12,852
Other long-term liabilities	4,367	4,345
Total liabilities	60,602	58,388
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 45,785 and 45,629 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	501,675	496,211
Accumulated other comprehensive loss	(2,165)	(2,748)
Accumulated deficit	(230,364)	(222,634)
Total stockholders’ equity	269,162	270,845
Total liabilities and stockholders’ equity	$329,764	$329,233

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Products	$41,107	$51,061
Development	12,984	13,398
Total revenue	54,091	64,459
Cost of revenue:
Products	27,526	35,768
Development	12,302	12,514
Total cost of revenue	39,828	48,282
Gross profit	14,263	16,177
Operating expenses:
Research and development	11,301	13,711
Sales, general, and administrative	11,169	10,775
Total operating expenses	22,470	24,486
Loss from operations	(8,207)	(8,309)
Other income:
Interest income, net	337	—
Other income, net	404	29
Loss before income taxes	(7,466)	(8,280)
Income tax expense	264	343
Net loss	$(7,730)	$(8,623)
Net loss per share, basic and diluted	$(0.17)	$(0.20)
Shares used in per share calculations, basic and diluted	45,706	43,655

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(7,730)	$(8,623)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	369	(96)
Unrealized gains on available-for-sale securities	214	—
Comprehensive loss	$(7,147)	$(8,719)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2022	45,629	$16	$496,211	$(2,748)	$(222,634)	$270,845
Net loss	—	—	—	—	(7,730)	(7,730)
Issuance of common stock pursuant to exercise of stock options	117	—	143	—	—	143
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	39	—	(182)	—	—	(182)
Stock-based compensation	—	—	5,503	—	—	5,503
Unrealized gains on available-for-sale securities	—	—	—	214	—	214
Cumulative translation adjustment, net of tax	—	—	—	369	—	369
Balance, March 31, 2023	45,785	$16	$501,675	$(2,165)	$(230,364)	$269,162

	Three Months Ended March 31, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2021	44,248	$15	$470,760	$(587)	$(168,055)	$302,133
Net loss	—	—	—	—	(8,623)	(8,623)
Issuance of common stock pursuant to exercise of stock options	423	—	689	—	—	689
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	7	—	(78)	—	—	(78)
Restricted stock awards forfeited in connection with transition agreement	(140)	—	—	—	—	—
Stock-based compensation	—	—	6,553	—	—	6,553
Cumulative translation adjustment, net of tax	—	—	—	(96)	—	(96)
Balance, March 31, 2022	44,538	$15	$477,924	$(683)	$(176,678)	$300,578

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,730)	$(8,623)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,105	2,556
Amortization	872	1,182
Reduction in carrying amount of right-of-use assets	6	867
Recoveries of losses on accounts receivable	(2)	—
Stock-based compensation	5,503	6,553
Deferred income taxes	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	1,905	4,690
Inventory	662	(3,433)
Prepaid expenses and other current assets	(4,549)	(5,061)
Other assets, net	(540)	(317)
Accounts payable	(411)	(3,019)
Accrued and other long-term liabilities	1,855	(1,088)
Deferred revenues	(142)	(647)
Lease liabilities	(45)	(813)
Non-current income taxes payable	155	153
Net cash provided by (used in) operating activities	644	(7,004)
Cash flows from investing activities:
Purchases of property, plant and equipment	(684)	(5,019)
Acquisition of intangible assets and capitalization of patents	—	(114)
Purchase of marketable securities	(34,359)	—
Proceeds from maturities and sales of marketable securities	24,998	—
Net cash used in investing activities	(10,045)	(5,133)
Cash flows from financing activities:
Proceeds from stock option exercises	143	689
Tax payments related to stock award issuances	(182)	(78)
Net cash (used in) provided by financing activities	(39)	611
Effect of exchange rate changes on cash	17	(59)
Net decrease in cash, cash equivalents, and restricted cash	(9,423)	(11,585)
Cash, cash equivalents, and restricted cash, beginning of period	58,078	146,784
Cash, cash equivalents, and restricted cash, end of period	$48,655	$135,199
Supplemental disclosures:
Cash paid for interest, net	$—	$—
Cash paid for income taxes	144	79
Operating cash outflows from operating leases	923	1,097
Right-of-use assets obtained in exchange for lease liabilities	731	1,470
Accrued purchases of property, equipment and patents	697	2,268

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements of nLIGHT, Inc. and our wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the three months ended March 31, 2023, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncements
None.

Note 2 - Revenue

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, the Company recognizes over time revenue as per ASC 606-10-55-18 (invoice practical expedient) for its cost plus contracts and, accordingly, elects not to disclose information related to those performance obligations under ASC 606-10-50-14b.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended March 31,
	2023	2022
Industrial	$19,902	$23,996
Microfabrication	13,058	17,319
Aerospace and Defense	21,131	23,144
	$54,091	$64,459

Sales by Geography

	Three Months Ended March 31,
	2023	2022
North America	$29,103	$35,144
China	3,646	7,139
Rest of World	21,342	22,176
	$54,091	$64,459

Sales by Timing of Revenue

	Three Months Ended March 31,
	2023	2022
Point in time	$40,272	$48,215
Over time	13,819	16,244
	$54,091	$64,459

Our contract assets and liabilities are as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2023	December 31, 2022
Contract assets	Prepaid expenses and other current assets	$16,547	$10,377
Contract liabilities	Deferred revenues and other long-term liabilities	2,511	2,455

Contract assets generally consist of revenue recognized on an over time basis where revenue recognition has been met, but the amounts are subsequently billed and collected in the following period.

During the three months ended March 31, 2023 and 2022, we recognized revenue of $0.8 million and $1.4 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended March 31,
	2023	2022
U.S. Government	16%	17%
Raytheon Technologies	(1)	10%
(1)Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of March 31, 2023, and December 31 2022, two customers accounted for a total of 33% and 29%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

Note 4 - Marketable Securities

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

Realized gains were $0.4 million for three months ended March 31, 2023. Unrealized gains were $0.2 million for the three months ended March 31, 2023. These unrealized gains are considered temporary and are reflected in the Statements of Comprehensive Loss. There were no realized or unrealized gains or losses for the three months ended March 31, 2022.

See Note 5 for additional information.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$26,000	$—	$—	$26,000
Commercial paper	557	—	—	557
	26,557	—	—	26,557
Marketable Securities:
U.S. treasuries	59,966	—	—	59,966
Total	$86,523	$—	$—	$86,523

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$31,658	$—	$—	$31,658
Commercial paper	656	—	—	656
	$32,314	$—	$—	$32,314
Marketable Securities:
U.S. treasuries	50,391	—	—	50,391
Total	$82,705	$—	$—	$82,705

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
Inventory consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Raw materials	$32,665	$32,515
Work in process and semi-finished goods	20,137	19,056
Finished goods	14,355	16,029
	$67,157	$67,600

Note 7 - Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Useful life	As of
	(years)	March 31, 2023	December 31, 2022
Automobiles	3	$114	$110
Computer hardware and software	3 - 5	8,673	8,712
Manufacturing and lab equipment	2 - 7	90,153	89,230
Office equipment and furniture	5 - 7	2,482	2,410
Leasehold and building improvements	2 - 12	31,217	30,675
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		145,430	143,928
Accumulated depreciation		(86,452)	(83,235)
		$58,978	$60,693

Note 8 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of
		March 31, 2023	December 31, 2022
Patents	3 - 5	$6,334	$6,322
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,960	2,930
		16,494	16,452
Accumulated amortization		(13,086)	(12,411)
		$3,408	$4,041

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization expense	$654	$776

Estimated amortization expense for future years is as follows (in thousands):

2023	$1,581
2024	929
2025	593
2026	305
Thereafter	—
$3,408

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2022	$2,128	$10,248	$12,376
Currency exchange rate adjustment	12	—	12
Balance, March 31, 2023	$2,140	$10,248	$12,388

Note 9 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accrued payroll and benefits	$9,888	$8,233
Product warranty, current	2,540	2,601
Other accrued expenses	2,280	1,986
	$14,708	$12,820

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Product warranty liability, beginning	$5,441	$5,371
Warranty charges incurred, net	(782)	(1,490)
Provision for warranty charges, net of adjustments	572	1,560
Product warranty liability, ending	5,231	5,441
Less: current portion of product warranty liability	(2,540)	(2,601)
Non-current portion of product warranty liability	$2,691	$2,840

Note 11 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
There was no restricted stock award activity in the first quarter of 2023. Restricted stock unit ("RSU") activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2022	2,784	$17.63
Awards granted	152	11.55
Awards vested	(57)	18.09
Awards forfeited	(223)	21.49
RSUs at March 31, 2023	2,656	16.95

The total fair value of RSUs vested during the three months ended March 31, 2023, was $1.0 million. Awards outstanding as of March 31, 2023 include 0.6 million performance-based awards that will vest upon meeting certain performance criteria.

Stock Options
The following table summarizes our stock option activity during the three months ended March 31, 2023 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	1,827	$1.29	3.4	$16,156
Options exercised	(117)	1.22
Outstanding, March 31, 2023	1,710	1.30	3.2	15,181
Options exercisable at March 31, 2023	1,710	1.30	3.2	15,181
Options vested as of March 31, 2023, and expected to vest after March 31, 2023	1,710	1.30	3.2	15,181

Total intrinsic value of options exercised for the three months ended March 31, 2023 and 2022, was $1.1 million and $6.4 million, respectively. We received proceeds of $0.1 million and $0.7 million from the exercise of options for the three months ended March 31, 2023 and 2022, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$700	$709
Research and development	2,098	3,122
Sales, general and administrative	2,705	2,722
	$5,503	$6,553

Unrecognized Compensation Costs
As of March 31, 2023, total unrecognized stock-based compensation was $34.8 million, which will be recognized over an average expected recognition period of 2.0 years.

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Legal Matters
On March 25, 2022, Lumentum Operations LLC filed a complaint against nLIGHT, Inc. and certain of its employees in the U.S. District Court for the Western District of Washington. The complaint alleges that Lumentum is the partial or full owner of certain of our patents and requests corresponding relief from the court. We are vigorously defending against Lumentum’s allegations. Loss in this matter is not probable or reasonably estimable and, as such, no loss contingency has been recorded.

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. As of March 31, 2023, we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of one month to 12.2 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.2 to 4.3 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 8 years as of March 31, 2023, and the weighted-average discount rate was 3.6%. The weighted-average remaining lease term for the lease obligations was 8 years as of December 31, 2022, and the weighted-average discount rate was 3.6%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease expense:
Operating lease expense	$921	$1,031
Short-term lease expense	93	121
Variable and other lease expense	225	194
	$1,239	$1,346

Future minimum payments under our non-cancelable lease obligations were as follows as of March 31, 2023 (in thousands):

2023	$2,658
2024	3,232
2025	2,067
2026	1,654
2027	1,655
Thereafter	6,806
Total minimum lease payments	18,072
Less: interest	(2,495)
Present value of net minimum lease payments	15,577
Less: current portion of lease liabilities	(3,001)
Total long-term lease liabilities	$12,576

Note 14 - Segment Information
We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended March 31, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$41,107	$12,984	$—	$54,091
Gross profit	$14,281	$682	$(700)	$14,263
Gross margin	34.7%	5.3%	NM*	26.4%

	Three Months Ended March 31, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$51,061	$13,398	$—	$64,459
Gross profit	$16,002	$884	$(709)	$16,177
Gross margin	31.3%	6.6%	NM*	25.1%

Corporate and Other is unallocated expenses related to stock-based compensation.

There have been no material changes to the geographic locations of our long-lived assets, net, based on the location of the assets, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Note 15 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all periods presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted stock units and awards	845	1,313
Common stock options	1,574	2,090
	2,419	3,403

Note 16 - Subsequent Event
On May 4, 2023, we announced that we had been awarded an $86 million contract to produce a High Energy Laser (HEL) prototype for the next phase of development in support of the U.S. Department of Defense’s (DoD) High Energy Laser Scaling Initiative (HELSI). The award is part of a multi-year development program that is expected to commence in the third quarter of 2023.

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

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. Sales of our semiconductor lasers, fiber lasers, fiber amplifiers, and other directed energy laser products are included in the Laser Products segment, while revenue earned from research and development contracts are included in the Advanced Development segment.

Revenues decreased to $54.1 million in the three months ended March 31, 2023 compared to $64.5 million in the same period of 2022 due primarily to decreased sales in the Laser Products segment. We generated a net loss of $7.7 million for the three months ended March 31, 2023 compared to a net loss of $8.6 million for the same period of 2022.

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

Our Development gross profit varies with the type and terms of contracts, contract volume, project mix, execution on projects during the period, and estimated costs to project completion. Most of our Development contracts are structured as cost plus fixed fee due to the technical complexity of the research and development services.

Seasonality

Our quarterly revenues can fluctuate with general economic trends, the timing of capital expenditures by our customers, holidays, and general economic trends. In addition, as is typical in our industry, we tend to recognize a larger percentage of our quarterly revenues in the last month of the quarter, which may impact our working capital trends.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended March 31,
	2023	2022
Revenue:
Products	76.0%	79.2%
Development	24.0	20.8
Total revenue	100.0	100.0
Cost of revenue:
Products	50.9	55.5
Development	22.7	19.4
Total cost of revenue	73.6	74.9
Gross profit	26.4	25.1
Operating expenses:
Research and development	20.9	21.3
Sales, general, and administrative	20.6	16.7
Total operating expenses	41.5	38.0
Loss from operations	(15.2)	(12.9)
Other income:
Interest income, net	0.6	—
Other income, net	0.7	—
Loss before income taxes	(13.8)	(12.9)
Income tax expense	0.5	0.5
Net loss	(14.3)%	(13.4)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2023	% of Revenue	2022	% of Revenue	$	%
Industrial	$19,902	36.8%	$23,996	37.2%	$(4,094)	(17.1)%
Microfabrication	13,058	24.1	17,319	26.9	(4,261)	(24.6)
Aerospace and Defense	21,131	39.1	23,144	35.9	(2,013)	(8.7)
	$54,091	100.0%	$64,459	100.0%	$(10,368)	(16.1)%

The decreases in revenue from the Industrial and Microfabrication markets for the three months ended March 31, 2023 compared to the same period of 2022 were a result of decreased unit sales due to lower market demand, particularly in China. The decrease in revenue from the Aerospace and Defense market for the three months ended March 31, 2023 compared to the same period of 2022 was driven primarily by a decrease in unit sales and decreased activity on research and development contracts.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2023	% of Revenue	2022	% of Revenue	$	%
Laser Products	$41,107	76.0%	$51,061	79.2%	$(9,954)	(19.5)%
Advanced Development	12,984	24.0	13,398	20.8	(414)	(3.1)
	$54,091	100.0%	$64,459	100.0%	$(10,368)	(16.1)%

The decrease in Laser Products revenue for the three months ended March 31, 2023 compared to the same period of 2022 was driven by decreased units sales across each end market as discussed above. The decrease in Advanced Development revenue for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to decreased activity on research and development contracts. Most of our Advanced Development revenue is generated from cost plus fixed fee research and development contracts, and all Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2023	% of Revenue	2022	% of Revenue	$	%
North America	$29,103	53.8%	$35,144	54.5%	$(6,041)	(17.2)%
China	3,646	6.7	7,139	11.1	(3,493)	(48.9)
Rest of World	21,342	39.5	22,176	34.4	(834)	(3.8)
	$54,091	100.0%	$64,459	100.0%	$(10,368)	(16.1)%

Geographic revenue information is based on the location to which we ship our products. The decrease in North America revenue for the three months ended March 31, 2023 compared to the same period of 2022 was a result of decreased revenue across each end market as discussed above. The decrease in China revenue for the three months ended March 31, 2023 compared to the same period of 2022 was the result of decreased revenue from the Industrial and Microfabrication markets due to a decline in market conditions and our decision to exit the fiber laser cutting market in China during the fourth quarter of 2022. The decrease in Rest of World revenue for the three months ended March 31, 2023 compared to the same period of 2022 was due to decreased revenue from the Microfabrication market, partially offset by increased revenue from the Industrial market.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$14,153	$682	$(572)	$14,263
Gross margin	34.4%	5.3%	NM*	26.4%

	Three Months Ended March 31, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$16,002	$884	$(709)	$16,177
Gross margin	31.3%	6.6%	NM*	25.1%
*NM = not meaningful

The increase in Laser Products gross margin for the three months ended March 31, 2023 compared to the same period of 2022 was driven by changes in sales mix, decreased unit sales of products for the Industrial market with low gross margins, and decreased manufacturing costs. The decrease in Advanced Development gross margin for the three months ended March 31, 2023 compared to the same period of 2022 was not significant and was primarily the result of changes in the mix of research and development contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended March 31,		Change
	2023	2022	$	%
Research and development	$11,301	$13,711	$(2,410)	(17.6)%

The decrease in research and development expense for the three months ended March 31, 2023 compared to the same period in 2022 was driven by a decrease in salary costs and project-related expenses, a decrease in stock-based compensation of $1.0 million and a decrease in purchased intangible amortization of $0.1 million.

Sales, General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%
Sales, general, and administrative	$11,169	$10,775	$394	3.7%

The increase in sales, general and administrative expense for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to increases in rep commissions, professional service fees, and trade show related expenses.

Interest Income, net

	Three Months Ended March 31,		Change
	2023	2022	$	%
Interest income, net	$337	$—	$337	—%

The increase in interest income, net, for the three months ended March 31, 2023 compared to the same period in 2022 was driven by an increase in interest rates and the investment in marketable securities during the second quarter of 2022.

Other Income, net

	Three Months Ended March 31,		Change
	2023	2022	$	%
Other income, net	$404	$29	$375	1,293.1%

Changes in other income, net are primarily attributable to realized gains and losses on the sale of marketable securities and changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations. The increase in other income, net for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to realized gains on the sale of marketable securities.

Income Tax Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
Income tax expense	$264	$343	$(79)	(23.0)%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States, Austria, and China, we continue to maintain a full valuation allowance in these jurisdictions as of March 31, 2023.

There was no significant change in income tax expense for the three months ended March 31, 2023 compared to the same period in 2022.

Liquidity and Capital Resources

We had cash and cash equivalents of $48.4 million and $57.8 million as of March 31, 2023 and December 31, 2022, respectively. In addition, we had marketable securities of $60.0 million and $50.4 million at March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023, our principal uses of liquidity were to fund our working capital needs. The primary source of cash was collections from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$644	$(7,004)
Net cash used in investing activities	(10,045)	(5,133)
Net cash (used in) provided by financing activities	(39)	611
Effect of exchange rate changes on cash	17	(59)
Net decrease in cash, cash equivalents and restricted cash	$(9,423)	$(11,585)

Net Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2023, net cash provided by operating activities was $0.6 million, which was the result of an $7.7 million net loss and use of cash for working capital of $1.1 million, offset by non-cash expenses totaling $9.5 million related primarily to depreciation, amortization, and stock-based compensation.
Changes in working capital were driven by a $4.5 million increase in prepaid expenses and other current assets, which was partially offset by a $2.1 million increase in accrued expenses and other long-term liabilities and a $1.9 million decrease in accounts receivable, net. The increase in prepaid expenses and other current assets related primarily to contract assets that will be billed in the second quarter of 2023, and the increase in accrued expenses and other long-term liabilities was driven by the timing of payroll related payments and the employee stock purchase plan.
Net Cash Used in Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities was $10.0 million, which was driven by the net purchase of marketable securities of $9.4 million and capital expenditures of $0.7 million.

Net Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was less than $0.1 million.

Credit Facilities

We have a $40.0 million revolving line of credit, or LOC, with Pacific Western Bank dated September 24, 2018, which is secured by our assets and matures September 24, 2024.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at March 31, 2023 and we were in compliance with all covenants.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Inflation

While we do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023, we experienced increases in wages and other compensation costs, materials, and shipping costs in 2022. We expect costs will continue to increase in 2023 and continue to impact our cost structure. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.

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

Changes in Internal Control over Financial Reporting

In January 2023, we launched our new enterprise resource planning (“ERP”) system and consequently, modified the design of certain internal controls over activities related to accumulation, recording and reporting of information in our financial statements. Other than these ERP system implementation changes, there have been no other changes in our internal controls over financial reporting that occurred during the first quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

For risk factors related to our business, reference is made to Item 1A, "Risk Factors," contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.2+	Amended and Restated Bylaws of the Registrant					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	This exhibit was originally filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 20, 2022. It is being refiled with this Quarterly Report on Form 10-Q solely to correct formatting errors to the section numbering in the original filing as it appears on EDGAR. No changes were made to the actual Amended and Restated Bylaws of the registrant since the original filing.
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

NLIGHT, INC.
(Registrant)

May 5, 2023	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

May 5, 2023	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

May 5, 2023	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)