Form 10-Q
period 2023-06-30
NLIGHT, INC.
filed 2023-08-04
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of August 1, 2023, the Registrant had 46,510,468 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$41,818	$57,826
Marketable securities	59,893	50,391
Accounts receivable, net of allowances of $283 and $290	46,252	37,913
Inventory	64,937	67,600
Prepaid expenses and other current assets	16,076	17,026
Total current assets	228,976	230,756
Restricted cash	254	252
Lease right-of-use assets	13,561	13,893
Property, plant and equipment, net	57,124	60,693
Intangible assets, net	2,799	4,041
Goodwill	12,389	12,376
Other assets, net	6,797	7,222
Total assets	$321,900	$329,233

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,574	$17,507
Accrued liabilities	14,083	12,820
Deferred revenues	1,365	1,407
Current portion of lease liabilities	3,089	2,758
Total current liabilities	36,111	34,492
Non-current income taxes payable	5,191	6,699
Long-term lease liabilities	12,113	12,852
Other long-term liabilities	3,122	4,345
Total liabilities	56,537	58,388
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 46,503 and 45,629 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	507,649	496,211
Accumulated other comprehensive loss	(3,115)	(2,748)
Accumulated deficit	(239,187)	(222,634)
Total stockholders’ equity	265,363	270,845
Total liabilities and stockholders’ equity	$321,900	$329,233

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Products	$39,592	$48,180	$80,699	$99,241
Development	13,712	12,647	26,696	26,045
Total revenue	53,304	60,827	107,395	125,286
Cost of revenue:
Products	28,272	33,683	55,798	69,451
Development	12,924	11,759	25,226	24,273
Total cost of revenue	41,196	45,442	81,024	93,724
Gross profit	12,108	15,385	26,371	31,562
Operating expenses:
Research and development	12,004	13,788	23,305	27,499
Sales, general, and administrative	11,790	11,914	22,959	22,689
Total operating expenses	23,794	25,702	46,264	50,188
Loss from operations	(11,686)	(10,317)	(19,893)	(18,626)
Other income:
Interest income, net	350	71	687	71
Other income (expense), net	1,057	(106)	1,461	(77)
Loss before income taxes	(10,279)	(10,352)	(17,745)	(18,632)
Income tax expense (benefit)	(1,456)	(10)	(1,192)	333
Net loss	$(8,823)	$(10,342)	$(16,553)	$(18,965)
Net loss per share, basic and diluted	$(0.19)	$(0.23)	$(0.36)	$(0.43)
Shares used in per share calculations, basic and diluted	45,717	44,178	45,580	43,919

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(8,823)	$(10,342)	$(16,553)	$(18,965)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,054)	(1,868)	(685)	(1,964)
Unrealized gains on available-for-sale securities	104	—	318	—
Comprehensive loss	$(9,773)	$(12,210)	$(16,920)	$(20,929)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2023	45,785	$16	$501,675	$(2,165)	$(230,364)	$269,162
Net loss	—	—	—	—	(8,823)	(8,823)
Issuance of common stock pursuant to exercise of stock options	100	—	189	—	—	189
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	484	—	(2,950)	—	—	(2,950)
Issuance of common stock under the Employee Stock Purchase Plan	134	—	1,220	—	—	1,220
Stock-based compensation	—	—	7,515	—	—	7,515
Unrealized gains on available-for-sale securities	—	—	—	104	—	104
Cumulative translation adjustment, net of tax	—	—	—	(1,054)	—	(1,054)
Balance, June 30, 2023	46,503	$16	$507,649	$(3,115)	$(239,187)	$265,363

	Six Months Ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2022	45,629	$16	$496,211	$(2,748)	$(222,634)	$270,845
Net loss	—	—	—	—	(16,553)	(16,553)
Issuance of common stock pursuant to exercise of stock options	217	—	332	—	—	332
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	523	—	(3,132)	—	—	(3,132)
Issuance of common stock under the Employee Stock Purchase Plan	134	—	1,220	—	—	1,220
Stock-based compensation	—	—	13,018	—	—	13,018
Unrealized gains on available-for-sale securities	—	—	—	318	—	318
Cumulative translation adjustment, net of tax	—	—	—	(685)	—	(685)
Balance, June 30, 2023	46,503	$16	$507,649	$(3,115)	$(239,187)	$265,363

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2022	44,538	$15	$477,924	$(683)	$(176,678)	$300,578
Net loss	—	—	—	—	(10,342)	(10,342)
Issuance of common stock pursuant to exercise of stock options	48	—	73	—	—	73
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	370	—	(2,468)	—	—	(2,468)
Issuance of common stock under the Employee Stock Purchase Plan	118	—	1,201	—	—	1,201
Stock-based compensation	—	—	6,680	—	—	6,680
Cumulative translation adjustment, net of tax	—	—	—	(1,868)	—	(1,868)
Balance, June 30, 2022	45,074	$15	$483,410	$(2,551)	$(187,020)	$293,854

	Six Months Ended June 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2021	44,248	$15	$470,760	$(587)	$(168,055)	$302,133
Net loss	—	—	—	—	(18,965)	(18,965)
Issuance of common stock pursuant to exercise of stock options	471	—	762	—	—	762
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	377	—	(2,546)	—	—	(2,546)
Restricted stock awards forfeited in connection with transition agreement	(140)	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	118	—	1,201	—	—	1,201
Stock-based compensation	—	—	13,233	—	—	13,233
Cumulative translation adjustment, net of tax	—	—	—	(1,964)	—	(1,964)
Balance, June 30, 2022	45,074	$15	$483,410	$(2,551)	$(187,020)	$293,854

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,553)	$(18,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,230	5,214
Amortization	1,768	2,329
Reduction in carrying amount of right-of-use assets	292	1,571
(Recoveries of) provision for losses on accounts receivable	(2)	6
Stock-based compensation	13,018	13,233
Deferred income taxes	—	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,449)	(4,975)
Inventory	2,197	(7,383)
Prepaid expenses and other current assets	951	663
Other assets, net	(319)	(656)
Accounts payable	(941)	(1,726)
Accrued and other long-term liabilities	158	(1,191)
Deferred revenues	(46)	421
Lease liabilities	(374)	(409)
Non-current income taxes payable	(1,393)	104
Net cash used in operating activities	(3,463)	(11,765)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,640)	(12,893)
Acquisition of intangible assets and capitalization of patents	—	(228)
Purchase of marketable securities	(59,273)	(50,000)
Proceeds from maturities and sales of marketable securities	50,089	—
Net cash used in investing activities	(10,824)	(63,121)
Cash flows from financing activities:
Proceeds from employee stock plan purchases	1,220	1,201
Proceeds from stock option exercises	332	762
Tax payments related to stock award issuances	(3,132)	(2,546)
Net cash used in financing activities	(1,580)	(583)
Effect of exchange rate changes on cash	(139)	(432)
Net decrease in cash, cash equivalents, and restricted cash	(16,006)	(75,901)
Cash, cash equivalents, and restricted cash, beginning of period	58,078	146,784
Cash, cash equivalents, and restricted cash, end of period	$42,072	$70,883
Supplemental disclosures:
Cash paid for interest, net	$20	$—
Cash paid for income taxes	262	189
Operating cash outflows from operating leases	1,931	1,914
Right-of-use assets obtained in exchange for lease liabilities	1,197	1,222
Accrued purchases of property, equipment and patents	1,157	1,650

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

Critical Accounting Policies
Our critical accounting policies have not materially changed during the six months ended June 30, 2023, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Revenues recognized at a point in time consist of sales of semiconductor lasers, fiber lasers and other related products. Revenues recognized over time generally consist of development arrangements that are structured based on our costs incurred. For long-term contracts, the Company estimates the total expected costs to complete the contract and recognizes revenue based on the percentage of costs incurred at period end. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer. Billing under these arrangements generally occurs within one month of the costs being incurred or as milestones are reached.

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Industrial	$16,569	$21,899	$36,471	$45,895
Microfabrication	12,227	16,415	25,285	33,734
Aerospace and Defense	24,508	22,513	45,639	45,657
	$53,304	$60,827	$107,395	$125,286

Sales by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$34,317	$35,682	$63,420	$70,826
China	2,864	4,672	6,510	11,811
Rest of World	16,123	20,473	37,465	42,649
	$53,304	$60,827	$107,395	$125,286

Sales by Timing of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Point in time	$39,176	$45,448	$79,448	$93,663
Over time	14,128	15,379	27,947	31,623
	$53,304	$60,827	$107,395	$125,286

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2023	December 31, 2022
Contract assets	Prepaid expenses and other current assets	$8,676	$10,377
Contract liabilities	Deferred revenues and other long-term liabilities	2,714	2,455

Contract assets generally consist of revenue recognized on an over-time basis where revenue recognition has been met, but the amounts are subsequently billed and collected in the following period. In our services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the Consolidated Balance Sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the Consolidated

Balance Sheets. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. For our product revenue, we generally receive cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. For our contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

During the three and six months ended June 30, 2023, we recognized revenue of $0.4 million and $1.2 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customer accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. Government	20%	16%	18%	16%

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of June 30, 2023, and December 31, 2022, three and two customers accounted for a total of 42% and 29%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

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

Realized gains were $0.6 million and $1.0 million for the three and six months ended June 30, 2023, respectively. Unrealized gains were $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively. These unrealized gains are considered temporary and are reflected in the Consolidated Statements of Comprehensive Loss. There were no realized or unrealized gains or losses for the three and six months ended June 30, 2022.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$20,105	$—	$—	$20,105
Commercial paper	849	—	—	849
	20,954	—	—	20,954
Marketable Securities:
U.S. treasuries	59,893	—	—	59,893
Total	$80,847	$—	$—	$80,847

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$31,658	$—	$—	$31,658
Commercial paper	656	—	—	656
	$32,314	$—	$—	$32,314
Marketable Securities:
U.S. treasuries	50,391	—	—	50,391
Total	$82,705	$—	$—	$82,705

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
Inventory consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Raw materials	$29,841	$32,515
Work in process and semi-finished goods	20,933	19,056
Finished goods	14,163	16,029
	$64,937	$67,600

Note 7 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	June 30, 2023	December 31, 2022
Automobiles	3	$116	$110
Computer hardware and software	3 - 5	8,883	8,712
Manufacturing and lab equipment	2 - 7	90,163	89,230
Office equipment and furniture	5 - 7	2,524	2,410
Leasehold and building improvements	2 - 12	31,742	30,675
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		146,219	143,928
Accumulated depreciation		(89,095)	(83,235)
		$57,124	$60,693

Note 8 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of
		June 30, 2023	December 31, 2022
Patents	3 - 5	$6,334	$6,322
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,961	2,930
		16,495	16,452
Accumulated amortization		(13,696)	(12,411)
		$2,799	$4,041

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$609	$711	$1,263	$1,487

Estimated amortization expense for future years is as follows (in thousands):

2023	$972
2024	929
2025	593
2026	305
Thereafter	—
$2,799

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2022	$2,128	$10,248	$12,376
Currency exchange rate adjustment	13	—	13
Balance, June 30, 2023	$2,141	$10,248	$12,389

Note 9 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Accrued payroll and benefits	$8,168	$8,233
Product warranty, current	3,686	2,601
Other accrued expenses	2,229	1,986
	$14,083	$12,820

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Product warranty liability, beginning	$5,441	$5,371
Warranty charges incurred, net	(1,862)	(409)
Provision for warranty charges, net of adjustments	1,348	198
Product warranty liability, ending	4,927	5,160
Less: current portion of product warranty liability	(3,686)	(2,325)
Non-current portion of product warranty liability	$1,241	$2,835

Note 11 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock award ("RSA") and restricted stock unit ("RSU") activity under our equity incentive plan was as follows:

	Number of Restricted Stock Awards and Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2022	2,784	$17.63
Granted	1,591	11.10
Vested	(744)	18.53
Forfeited	(250)	20.79
Balance, June 30, 2023	3,381	14.12

The total fair value of RSUs and RSAs vested during the six months ended June 30, 2023, was $13.8 million. Awards outstanding as of June 30, 2023 include 1.1 million performance-based awards that will vest upon meeting certain performance criteria. Approximately 0.5 million performance-based awards were granted in the second quarter of 2023. These awards vest based on a market metric called Total Shareholder Return ("TSR") for the performance period of three years relative to the TSR of companies in the Russell 2000 Index and had a grant date fair value of $14.12 per share using a Monte Carlo simulation pricing model.

Stock Options
The following table summarizes our stock option activity during the six months ended June 30, 2023:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2022	1,827	$1.29	3.4	$16,156
Options exercised	(217)	1.53
Outstanding, June 30, 2023	1,610	1.27	2.9	22,783
Options exercisable at June 30, 2023	1,610	1.27	2.9	22,783
Options vested as of June 30, 2023, and expected to vest after June 30, 2023	1,610	1.27	2.9	22,783

Total intrinsic value of options exercised for the six months ended June 30, 2023 and 2022, was $1.9 million and $6.9 million, respectively. We received proceeds of $0.3 million and $0.8 million from the exercise of options for the six months ended June 30, 2023 and 2022, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$663	$684	$1,363	$1,393
Research and development	2,826	3,117	4,924	6,239
Sales, general and administrative	4,026	2,879	6,731	5,601
	$7,515	$6,680	$13,018	$13,233

Unrecognized Compensation Costs
As of June 30, 2023, total unrecognized stock-based compensation was $43.4 million, which will be recognized over an average expected recognition period of 2.1 years.

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

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. As of June 30, 2023, we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.4 to 11.9 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.4 to 4.8 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 8 years as of June 30, 2023, and the weighted-average discount rate was 3.7%. The weighted-average remaining lease term for the lease obligations was 8 years as of December 31, 2022, and the weighted-average discount rate was 3.6%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease expense:
Operating lease expense	$894	$965	$1,815	$1,996
Short-term lease expense	113	131	206	252
Variable and other lease expense	248	241	473	435
	$1,255	$1,337	$2,494	$2,683

Future minimum payments under our non-cancelable lease obligations were as follows as of June 30, 2023 (in thousands):

2023	$1,852
2024	3,442
2025	2,172
2026	1,681
2027	1,671
Thereafter	6,809
Total minimum lease payments	17,627
Less: interest	(2,425)
Present value of net minimum lease payments	15,202
Less: current portion of lease liabilities	(3,089)
Total long-term lease liabilities	$12,113

Note 14 - Segment Information
We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended June 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$39,592	$13,712	$—	$53,304
Gross profit	$11,983	$788	$(663)	$12,108
Gross margin	30.3%	5.7%	NM*	22.7%

	Six Months Ended June 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$80,699	$26,696	$—	$107,395
Gross profit	$26,264	$1,470	$(1,363)	$26,371
Gross margin	32.5%	5.5%	NM*	24.6%

	Three Months Ended June 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$48,180	$12,647	$—	$60,827
Gross profit	$15,182	$888	$(685)	$15,385
Gross margin	31.5%	7.0%	NM*	25.3%

	Six Months Ended June 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$99,241	$26,045	$—	$125,286
Gross profit	$31,184	$1,772	$(1,394)	$31,562
Gross margin	31.4%	6.8%	NM*	25.2%

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

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units and awards	1,277	1,158	1,028	1,241
Common stock options	1,469	1,745	1,522	1,922
	2,746	2,903	2,550	3,163

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

Revenues decreased to $107.4 million in the six months ended June 30, 2023 compared to $125.3 million in the same period of 2022 due primarily to decreased sales in the Laser Products segment, particularly in China. We generated a net loss of $16.6 million for the six months ended June 30, 2023 compared to a net loss of $19.0 million for the same period of 2022.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Products	74.3%	79.2%	75.1%	79.2%
Development	25.7	20.8	24.9	20.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	53.0	55.4	52.0	55.4
Development	24.3	19.3	23.4	19.4
Total cost of revenue	77.3	74.7	75.4	74.8
Gross profit	22.7	25.3	24.6	25.2
Operating expenses:
Research and development	22.5	22.7	21.7	21.9
Sales, general, and administrative	22.1	19.6	21.4	18.1
Total operating expenses	44.6	42.3	43.1	40.0
Loss from operations	(21.9)	(17.0)	(18.5)	(14.8)
Other income:
Interest income, net	0.7	0.1	0.6	0.1
Other income (expense), net	2.0	(0.2)	1.4	(0.1)
Loss before income taxes	(19.3)	(17.1)	(16.5)	(14.8)
Income tax expense (benefit)	(2.7)	—	(1.1)	0.3
Net loss	(16.6)%	(17.1)%	(15.4)%	(15.1)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2023	% of Revenue	2022	% of Revenue	$	%
Industrial	$16,569	31.1%	$21,899	36.0%	$(5,330)	(24.3)%
Microfabrication	12,227	22.9	16,415	27.0	(4,188)	(25.5)
Aerospace and Defense	24,508	46.0	22,513	37.0	1,995	8.9
	$53,304	100.0%	$60,827	100.0%	$(7,523)	(12.4)%

	Six Months Ended June 30,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
Industrial	$36,471	34.0%	$45,895	36.6%	$(9,424)	(20.5)%
Microfabrication	25,285	23.5	33,734	26.9	(8,449)	(25.0)
Aerospace and Defense	45,639	42.5	45,657	36.5	(18)	—
	$107,395	100.0%	$125,286	100.0%	$(17,891)	(14.3)%

The decreases in revenue from the Industrial and Microfabrication markets for the three and six months ended June 30, 2023, compared to the same periods in 2022, were driven by decreases in unit sales due to lower market demand. The increase in revenue from the Aerospace and Defense market for the three months ended June 30, 2023, compared to the same period in 2022, was the result of new contracts for research and development, and an increase in unit sales. The was no significant change in revenue from the Aerospace and Defense market for the six months ended June 30, 2023, compared to the same period in 2022.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2023	% of Revenue	2022	% of Revenue	$	%
Laser Products	$39,592	74.3%	$48,180	79.2%	$(8,588)	(17.8)%
Advanced Development	13,712	25.7	12,647	20.8	1,065	8.4
	$53,304	100.0%	$60,827	100.0%	$(7,523)	(12.4)%

	Six Months Ended June 30,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
Laser Products	$80,699	75.1%	$99,241	79.2%	$(18,542)	(18.7)%
Advanced Development	26,696	24.9	26,045	20.8	651	2.5
	$107,395	100.0%	$125,286	100.0%	$(17,891)	(14.3)%

The decreases in Laser Products revenue for the three and six months ended June 30, 2023, compared to the same periods in 2022, were primarily the result of decreased revenue from the Industrial and Microfabrication markets as discussed above, partially offset by increased revenue from the Aerospace and Defense market in the second quarter of 2023.

The increase in Advanced Development revenue for the three and six months ended June 30, 2023, compared to the same periods in 2022, were driven by new contracts for research and development. Most of our Advanced Development revenue is generated from cost plus fixed fee research and development contracts, and all Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2023	% of Revenue	2022	% of Revenue	$	%
North America	$34,317	64.4%	$35,682	58.7%	$(1,365)	(3.8)%
China	2,864	5.4	4,672	7.7	(1,808)	(38.7)
Rest of World	16,123	30.2	20,473	33.6	(4,350)	(21.2)
	$53,304	100.0%	$60,827	100.0%	$(7,523)	(12.4)%

	Six Months Ended June 30,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
North America	$63,420	59.1%	$70,826	56.5%	$(7,406)	(10.5)%
China	6,510	6.1	11,811	9.4	(5,301)	(44.9)
Rest of World	37,465	34.8	42,649	34.1	(5,184)	(12.2)
	$107,395	100.0%	$125,286	100.0%	$(17,891)	(14.3)%

Geographic revenue information is based on the location to which we ship our products. The decreases in North America revenue for the three and six months ended June 30, 2023, compared to the same periods in 2022, were driven by decreased revenue from the Industrial and Microfabrication markets as previously discussed, partially offset by increased revenue from the Aerospace and Defense market in the second quarter of 2023. The decreases in China revenue for the three and six months ended June 30, 2023, compared to the same periods in 2022, were the result of decreased revenue from the Industrial and Microfabrication markets due to a decline in market conditions and our decision to exit the fiber laser cutting market in China during the fourth quarter of 2022. The decreases in Rest of World revenue for the three and six months ended June 30, 2023, compared to the same periods in 2022, were the result of decreased revenue from the Microfabrication and Industrial markets due primarily to lower demand.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$11,983	$788	$(663)	$12,108
Gross margin	30.3%	5.7%	NM*	22.7%

	Six Months Ended June 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$26,264	$1,470	$(1,363)	$26,371
Gross margin	32.5%	5.5%	NM*	24.6%

	Three Months Ended June 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$15,182	$888	$(685)	$15,385
Gross margin	31.5%	7.0%	NM*	25.3%

	Six Months Ended June 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$31,184	$1,772	$(1,394)	$31,562
Gross margin	31.4%	6.8%	NM*	25.2%
*NM = not meaningful

The decrease in Laser Products gross margin for the three months ended June 30, 2023, compared to the same period in 2022, was driven by negative manufacturing variances, partially offset by changes in product sales mix and decreased manufacturing costs. The increase in Laser Products gross margin for the six months ended June 30, 2023, compared to the same period in 2022, was the result of changes in product sales mix and decreased manufacturing costs, partially offset by negative manufacturing variances in the second quarter of 2023.

The decrease in Advanced Development gross margin for the three and six months ended June 30, 2023, compared to the same periods in 2022, were primarily due to changes in the mix of research and development contracts. Most of our Advanced Development revenue consists of cost plus fixed fee contracts, and the fee earned on costs incurred vary by contract.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended June 30,		Change
	2023	2022	$	%
Research and development	$12,004	$13,788	$(1,784)	(12.9)%

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Research and development	$23,305	$27,499	$(4,194)	(15.3)%

The decreases in research and development expense for the three and six months ended June 30, 2023, compared to the same periods in 2022, were driven by decreases in employee headcount and project-related expenses, and decreases in stock-based compensation of $0.3 million and $1.3 million, respectively.

Sales, General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	$	%
Sales, general, and administrative	$11,790	$11,914	$(124)	(1.0)%

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Sales, general, and administrative	$22,959	$22,689	$270	1.2%

The decrease in sales, general and administrative expense for the three months ended June 30, 2023, compared to the same period in 2022, was primarily due to a decrease in employee compensation, amortization, and an increase in administrative costs allocated to development projects, partially offset by an increase in stock-based compensation of $1.1 million. The increase in sales, general and administrative expense for the six months ended June 30, 2023, compared to the same period in 2022, was driven by an increase in stock-based compensation of $1.1 million, and an increase in professional fees, partially offset by decreases in employee compensation, amortization, and an increase in administrative costs allocated to development projects.

Interest Income, net

	Three Months Ended June 30,		Change
	2023	2022	$	%
Interest income, net	$350	$71	$279	393.0%

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Interest income, net	$687	$71	$616	867.6%

The increases in interest income, net, for the three and six months ended June 30, 2023, compared to the same periods in 2022, were driven by increases in interest rates and increased investment in marketable securities.

Other Income (Expense), net

	Three Months Ended June 30,		Change
	2023	2022	$	%
Other income (expense), net	$1,057	$(106)	$1,163	1,097.2%

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Other income (expense), net	$1,461	$(77)	$1,538	1,997.4%

Changes in other income (expense), net, are primarily attributable to realized gains on the sale of marketable securities and changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2023	2022	$	%
Income tax expense (benefit)	$(1,456)	$(10)	$(1,446)	14,460.0%

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Income tax expense (benefit)	$(1,192)	$333	$(1,525)	458.0%

We record income tax expense (benefit) for taxes in our foreign jurisdictions including Finland, Italy, and Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense (benefit) for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States, Austria, and China, we continue to maintain a full valuation allowance in these jurisdictions as of June 30, 2023.

The decrease in income tax expense for the three and six months ended June 30, 2023 compared to the same periods of 2022 were driven by expiring statutes of limitations on unrecognized tax positions in the second quarter of 2023.

Liquidity and Capital Resources

We had cash and cash equivalents of $41.8 million and $57.8 million as of June 30, 2023 and December 31, 2022, respectively. In addition, we had marketable securities of $59.9 million and $50.4 million at June 30, 2023 and December 31, 2022, respectively.

For the six months ended June 30, 2023, our principal uses of liquidity were to fund our working capital needs. The primary source of cash was collections from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(3,463)	$(11,765)
Net cash used in investing activities	(10,824)	(63,121)
Net cash used in financing activities	(1,580)	(583)
Effect of exchange rate changes on cash	(139)	(432)
Net decrease in cash, cash equivalents and restricted cash	$(16,006)	$(75,901)

Net Cash Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $3.5 million, which was the result of a $16.6 million net loss and use of cash for working capital of $8.2 million, offset by non-cash expenses totaling $21.3 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by an $8.3 million increase in accounts receivable, net, due to the timing of invoicing and collections.
Net Cash Used in Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $10.8 million, which was driven by the net purchase of marketable securities of $9.2 million and capital expenditures of $1.6 million.

Net Cash Used in Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $1.6 million, which consisted of taxes paid on the net settlement of stock awards of $3.1 million, partially offset by proceeds from stock option exercises and employee stock plan purchases of $1.6 million.

Credit Facilities

We have a $40.0 million revolving line of credit, or LOC, with Pacific Western Bank dated September 24, 2018, which is secured by our assets and matures September 24, 2024.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at June 30, 2023 and we were in compliance with all covenants.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Inflation

While we do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2023, we experienced increases in wages and other compensation costs, materials, and shipping costs in 2022 and the six months ended June 30, 2023. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

NLIGHT, INC.
(Registrant)

August 4, 2023	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

August 4, 2023	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

August 4, 2023	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)