Form 10-Q
period 2023-09-30
NLIGHT, INC.
filed 2023-11-03
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of October 31, 2023, the Registrant had 46,686,107 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$52,087	$57,826
Marketable securities	59,506	50,391
Accounts receivable, net of allowances of $284 and $290	35,516	37,913
Inventory	61,590	67,600
Prepaid expenses and other current assets	15,656	17,026
Total current assets	224,355	230,756
Restricted cash	255	252
Lease right-of-use assets	12,904	13,893
Property, plant and equipment, net	54,130	60,693
Intangible assets, net	2,166	4,041
Goodwill	12,367	12,376
Other assets, net	6,651	7,222
Total assets	$312,828	$329,233

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,328	$17,507
Accrued liabilities	14,179	12,820
Deferred revenues	2,017	1,407
Current portion of lease liabilities	3,049	2,758
Total current liabilities	33,573	34,492
Non-current income taxes payable	5,273	6,699
Long-term lease liabilities	11,451	12,852
Other long-term liabilities	3,012	4,345
Total liabilities	53,309	58,388
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 46,673 and 45,629 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	513,794	496,211
Accumulated other comprehensive loss	(3,225)	(2,748)
Accumulated deficit	(251,066)	(222,634)
Total stockholders’ equity	259,519	270,845
Total liabilities and stockholders’ equity	$312,828	$329,233

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Products	$38,103	$48,042	$118,802	$147,283
Development	12,531	12,051	39,227	38,096
Total revenue	50,634	60,093	158,029	185,379
Cost of revenue:
Products	29,015	35,350	84,813	104,801
Development	11,681	11,267	36,907	35,540
Total cost of revenue	40,696	46,617	121,720	140,341
Gross profit	9,938	13,476	36,309	45,038
Operating expenses:
Research and development	10,744	12,716	34,049	40,215
Sales, general, and administrative	11,725	13,741	34,684	36,430
Total operating expenses	22,469	26,457	68,733	76,645
Loss from operations	(12,531)	(12,981)	(32,424)	(31,607)
Other income:
Interest income, net	303	167	990	238
Other income (expense), net	536	(31)	1,997	(108)
Loss before income taxes	(11,692)	(12,845)	(29,437)	(31,477)
Income tax expense (benefit)	187	110	(1,005)	443
Net loss	$(11,879)	$(12,955)	$(28,432)	$(31,920)
Net loss per share, basic and diluted	$(0.26)	$(0.29)	$(0.62)	$(0.72)
Shares used in per share calculations, basic and diluted	46,403	44,786	45,857	44,289

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(11,879)	$(12,955)	$(28,432)	$(31,920)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(131)	(1,709)	(816)	(3,673)
Unrealized gains on available-for-sale securities	21	190	339	190
Comprehensive loss	$(11,989)	$(14,474)	$(28,909)	$(35,403)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2023	46,503	$16	$507,649	$(3,115)	$(239,187)	$265,363
Net loss	—	—	—	—	(11,879)	(11,879)
Issuance of common stock pursuant to exercise of stock options	61	—	53	—	—	53
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	109	—	(535)	—	—	(535)
Stock-based compensation	—	—	6,627	—	—	6,627
Unrealized gains on available-for-sale securities	—	—	—	21	—	21
Cumulative translation adjustment, net of tax	—	—	—	(131)	—	(131)
Balance, September 30, 2023	46,673	$16	$513,794	$(3,225)	$(251,066)	$259,519

	Nine Months Ended September 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2022	45,629	$16	$496,211	$(2,748)	$(222,634)	$270,845
Net loss	—	—	—	—	(28,432)	(28,432)
Issuance of common stock pursuant to exercise of stock options	278	—	385	—	—	385
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	632	—	(3,667)	—	—	(3,667)
Issuance of common stock under the Employee Stock Purchase Plan	134	—	1,220	—	—	1,220
Stock-based compensation	—	—	19,645	—	—	19,645
Unrealized gains on available-for-sale securities	—	—	—	339	—	339
Cumulative translation adjustment, net of tax	—	—	—	(816)	—	(816)
Balance, September 30, 2023	46,673	$16	$513,794	$(3,225)	$(251,066)	$259,519

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

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,432)	$(31,920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,292	8,135
Amortization	2,697	3,492
Reduction in carrying amount of right-of-use assets	947	2,369
(Recoveries of) provision for losses on accounts receivable	(2)	2
Stock-based compensation	19,645	20,728
Deferred income taxes	7	(1)
Loss on disposal of property, plant and equipment	525	—
Unrealized gain on available-for-sale securities	—	(190)
Changes in operating assets and liabilities:
Accounts receivable, net	2,308	(3,431)
Inventory	5,491	(8,761)
Prepaid expenses and other current assets	1,358	1,091
Other assets, net	(442)	(308)
Accounts payable	(2,079)	(5,792)
Accrued and other long-term liabilities	161	1,219
Deferred revenues	617	142
Lease liabilities	(1,076)	(1,241)
Non-current income taxes payable	(1,330)	(86)
Net cash provided by (used in) operating activities	9,687	(14,552)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(664)
Purchases of property, plant and equipment	(4,386)	(16,442)
Acquisition of intangible assets and capitalization of patents	—	(359)
Purchase of marketable securities	(103,008)	(50,000)
Proceeds from maturities and sales of marketable securities	94,231	—
Net cash used in investing activities	(13,163)	(67,465)
Cash flows from financing activities:
Proceeds from employee stock plan purchases	1,220	1,201
Proceeds from stock option exercises	385	1,146
Tax payments related to stock award issuances	(3,667)	(3,967)
Net cash used in financing activities	(2,062)	(1,620)
Effect of exchange rate changes on cash	(198)	(712)
Net decrease in cash, cash equivalents, and restricted cash	(5,736)	(84,349)
Cash, cash equivalents, and restricted cash, beginning of period	58,078	146,784
Cash, cash equivalents, and restricted cash, end of period	$52,342	$62,435
Supplemental disclosures:
Cash paid for interest, net	$20	$—
Cash paid for income taxes	270	250
Operating cash outflows from operating leases	2,890	2,828
Right-of-use assets obtained in exchange for lease liabilities	1,295	2,242
Accrued purchases of property, equipment and patents	561	2,468
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

Critical Accounting Policies
Our critical accounting policies have not materially changed during the nine months ended September 30, 2023, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of September 30, 2023, we had approximately $33 million of performance obligations relating to firm fixed price contracts with scheduled delivery dates that extended beyond one year, which did not qualify for the aforementioned disclosure exemptions. We expect to recognize approximately 80% of these performance obligations by the end of 2024 and the remaining 20% in 2025.

Rights of return generally are not included in customer contracts. Accordingly, product revenue is recognized upon transfer of control at shipment or delivery, as applicable. Rights of return are evaluated as they occur.

Revenues recognized at a point in time consist of sales of semiconductor lasers, fiber lasers and other related products. Revenues recognized over time generally consist of development arrangements that are structured based on our costs incurred. For long-term contracts, we estimate the total expected costs to complete the contract and recognize revenue based on the percentage of costs incurred at period end. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, materials, subcontractors costs, other direct costs, and indirect costs applicable on government and commercial contracts.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Industrial	$19,607	$22,217	$56,078	$68,112
Microfabrication	12,000	17,682	37,285	51,416
Aerospace and Defense	19,027	20,194	64,666	65,851
	$50,634	$60,093	$158,029	$185,379

Sales by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$31,330	$32,793	$94,750	$103,619
China	2,624	5,230	9,134	17,041
Rest of World	16,680	22,070	54,145	64,719
	$50,634	$60,093	$158,029	$185,379

Sales by Timing of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Point in time	$37,913	$45,268	$117,361	$138,931
Over time	12,721	14,825	40,668	46,448
	$50,634	$60,093	$158,029	$185,379

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2023	December 31, 2022
Contract assets	Prepaid expenses and other current assets	$8,617	$10,377
Contract liabilities	Deferred revenues and other long-term liabilities	3,477	2,455

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

During the three and nine months ended September 30, 2023, we recognized revenue of $0.3 million and $1.4 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customer accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. Government	16%	16%	17%	16%

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of September 30, 2023, and December 31, 2022, three and two customers accounted for a total of 39% and 29%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

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

Realized gains were $0.8 million and $1.7 million for the three and nine months ended September 30, 2023, respectively. Unrealized gains were immaterial for the three months ended September 30, 2023 and $0.3 million for the nine months ended September 30, 2023. These unrealized gains are considered temporary and are reflected in the Consolidated Statements of Comprehensive Loss. Unrealized gains were $0.2 million for the three and nine months ended September 30, 2022.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$21,502	$—	$—	$21,502
Commercial paper	2,488	—	—	2,488
	23,990	—	—	23,990
Marketable Securities:
U.S. treasuries	59,506	—	—	59,506
Total	$83,496	$—	$—	$83,496

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$31,658	$—	$—	$31,658
Commercial paper	656	—	—	656
	32,314	—	—	32,314
Marketable Securities:
U.S. treasuries	50,391	—	—	50,391
Total	$82,705	$—	$—	$82,705

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
Inventory consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Raw materials	$28,258	$32,515
Work in process and semi-finished goods	20,914	19,056
Finished goods	12,418	16,029
	$61,590	$67,600

Note 7 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	September 30, 2023	December 31, 2022
Automobiles	3	$120	$110
Computer hardware and software	3 - 5	8,976	8,712
Manufacturing and lab equipment	2 - 7	90,527	89,230
Office equipment and furniture	5 - 7	2,520	2,410
Leasehold and building improvements	2 - 12	31,249	30,675
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		146,183	143,928
Accumulated depreciation		(92,053)	(83,235)
		$54,130	$60,693

Note 8 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of
		September 30, 2023	December 31, 2022
Patents	3 - 5	$6,313	$6,322
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,959	2,930
		16,472	16,452
Accumulated amortization		(14,306)	(12,411)
		$2,166	$4,041

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$633	$660	$1,896	$2,147

Estimated amortization expense for future years is as follows (in thousands):

2023	$514
2024	819
2025	485
2026	348
Thereafter	—
$2,166

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2022	$2,128	$10,248	$12,376
Currency exchange rate adjustment	(9)	—	(9)
Balance, September 30, 2023	$2,119	$10,248	$12,367

Note 9 - Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Accrued payroll and benefits	$9,019	$8,233
Product warranty, current	3,694	2,601
Other accrued expenses	1,466	1,986
	$14,179	$12,820

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Product warranty liability, beginning	$5,441	$5,371
Warranty charges incurred, net	(2,805)	(1,023)
Provision for warranty charges, net of adjustments	2,267	971
Product warranty liability, ending	4,903	5,319
Less: current portion of product warranty liability	(3,694)	(2,491)
Non-current portion of product warranty liability	$1,209	$2,828

Note 11 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock award ("RSA") and restricted stock unit ("RSU") activity under our equity incentive plan was as follows:

	Number of Restricted Stock Awards and Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2022	3,115	$18.76
Granted	1,581	10.28
Vested	(1,100)	19.97
Forfeited	(304)	20.12
Balance, September 30, 2023	3,292	14.16

The total fair value of RSUs and RSAs vested during the nine months ended September 30, 2023, was $22.0 million. Awards outstanding as of September 30, 2023 include 0.9 million performance-based awards that will vest upon meeting certain performance criteria. Approximately 0.5 million total performance-based awards were granted in 2023. These awards vest based on a market metric called Total Shareholder Return ("TSR") for the performance period of three years relative to the TSR of companies in the Russell 2000 Index and had a weighted average grant date fair value of $14.21 per share using a Monte Carlo simulation pricing model.

Stock Options
The following table summarizes our stock option activity during the nine months ended September 30, 2023:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2022	1,827	$1.29	3.4	$16,156
Options exercised	(278)	1.39
Outstanding, September 30, 2023	1,549	1.28	2.6	14,128
Options exercisable at September 30, 2023	1,549	1.28	2.6	14,128
Options vested as of September 30, 2023, and expected to vest after September 30, 2023	1,549	1.28	2.6	14,128

Total intrinsic value of options exercised for the nine months ended September 30, 2023 and 2022, was $2.5 million and $7.5 million, respectively. We received proceeds of $0.4 million and $1.1 million from the exercise of options for the nine months ended September 30, 2023 and 2022, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$508	$712	$1,871	$2,105
Research and development	2,613	3,169	7,537	9,408
Sales, general and administrative	3,506	3,614	10,237	9,215
	$6,627	$7,495	$19,645	$20,728

Unrecognized Compensation Costs
As of September 30, 2023, total unrecognized stock-based compensation was $36.7 million, which will be recognized over an average expected recognition period of 2.0 years.

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

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. As of September 30, 2023, we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.2 to 11.7 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.1 to 4.6 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 8 years as of September 30, 2023, and the weighted-average discount rate was 3.7%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease expense:
Operating lease expense	$948	$911	$2,763	$2,907
Short-term lease expense	142	185	348	437
Variable and other lease expense	271	224	744	659
	$1,361	$1,320	$3,855	$4,003

Future minimum payments under our non-cancelable lease obligations were as follows as of September 30, 2023 (in thousands):

2023	$922
2024	3,471
2025	2,217
2026	1,714
2027	1,672
Thereafter	6,809
Total minimum lease payments	16,805
Less: interest	(2,305)
Present value of net minimum lease payments	14,500
Less: current portion of lease liabilities	(3,049)
Total long-term lease liabilities	$11,451

Note 14 - Segment Information
We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended September 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$38,103	$12,531	$—	$50,634
Gross profit	$9,596	$850	$(508)	$9,938
Gross margin	25.2%	6.8%	NM*	19.6%

	Nine Months Ended September 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$118,802	$39,227	$—	$158,029
Gross profit	$35,860	$2,320	$(1,871)	$36,309
Gross margin	30.2%	5.9%	NM*	23.0%

	Three Months Ended September 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$48,042	$12,051	$—	$60,093
Gross profit	$13,404	$784	$(712)	$13,476
Gross margin	27.9%	6.5%	NM*	22.4%

	Nine Months Ended September 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$147,283	$38,096	$—	$185,379
Gross profit	$44,587	$2,556	$(2,105)	$45,038
Gross margin	30.3%	6.7%	NM*	24.3%
*Not meaningful

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

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units and awards	918	701	942	1,046
Common stock options	1,413	1,676	1,485	2,052
	2,331	2,377	2,427	3,098

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

Revenues decreased to $158.0 million in the nine months ended September 30, 2023 compared to $185.4 million in the same period of 2022 due primarily to decreased sales in the Laser Products segment, particularly in China. We generated a net loss of $28.4 million for the nine months ended September 30, 2023 compared to a net loss of $31.9 million for the same period of 2022.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Products	75.3%	79.9%	75.2%	79.4%
Development	24.7	20.1	24.8	20.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	57.3	58.8	53.7	56.5
Development	23.1	18.7	23.3	19.2
Total cost of revenue	80.4	77.5	77.0	75.7
Gross profit	19.6	22.5	23.0	24.3
Operating expenses:
Research and development	21.2	21.2	21.5	21.7
Sales, general, and administrative	23.2	22.9	21.9	19.7
Total operating expenses	44.4	44.1	43.5	41.4
Loss from operations	(24.7)	(21.6)	(20.5)	(17.1)
Other income:
Interest income, net	0.6	0.3	0.6	0.1
Other income (expense), net	1.1	(0.1)	1.3	(0.1)
Loss before income taxes	(23.1)	(21.4)	(18.6)	(17.1)
Income tax expense (benefit)	0.4	0.2	(0.6)	0.2
Net loss	(23.5)%	(21.6)%	(18.0)%	(17.3)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2023	% of Revenue	2022	% of Revenue	$	%
Industrial	$19,607	38.7%	$22,217	37.0%	$(2,610)	(11.7)%
Microfabrication	12,000	23.7	17,682	29.4	(5,682)	(32.1)
Aerospace and Defense	19,027	37.6	20,194	33.6	(1,167)	(5.8)
	$50,634	100.0%	$60,093	100.0%	$(9,459)	(15.7)%

	Nine Months Ended September 30,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
Industrial	$56,078	35.5%	$68,112	36.7%	$(12,034)	(17.7)%
Microfabrication	37,285	23.6	51,416	27.7	(14,131)	(27.5)
Aerospace and Defense	64,666	40.9	65,851	35.6	(1,185)	(1.8)
	$158,029	100.0%	$185,379	100.0%	$(27,350)	(14.8)%

The decreases in revenue from the Industrial and Microfabrication markets for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were driven by decreases in unit sales due to lower global market demand, and lower average selling prices in China. The decreases in revenue from the Aerospace and Defense market for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were the result of decreases in product unit sales, offset partially by new development contracts.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2023	% of Revenue	2022	% of Revenue	$	%
Laser Products	$38,103	75.3%	$48,042	79.9%	$(9,939)	(20.7)%
Advanced Development	12,531	24.7	12,051	20.1	480	4.0
	$50,634	100.0%	$60,093	100.0%	$(9,459)	(15.7)%

	Nine Months Ended September 30,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
Laser Products	$118,802	75.2%	$147,283	79.4%	$(28,481)	(19.3)%
Advanced Development	39,227	24.8	38,096	20.6	1,131	3.0
	$158,029	100.0%	$185,379	100.0%	$(27,350)	(14.8)%

The decreases in Laser Products revenue for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were primarily the result of decreased revenue from the Industrial, Microfabrication and Aerospace and Defense markets as discussed above.

The increases in Advanced Development revenue for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were driven by new development contracts. Most of our Advanced Development revenue is generated from cost plus fixed fee research and development contracts, and all Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2023	% of Revenue	2022	% of Revenue	$	%
North America	$31,330	61.9%	$32,793	54.6%	$(1,463)	(4.5)%
China	2,624	5.2	5,230	8.7	(2,606)	(49.8)
Rest of World	16,680	32.9	22,070	36.7	(5,390)	(24.4)
	$50,634	100.0%	$60,093	100.0%	$(9,459)	(15.7)%

	Nine Months Ended September 30,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
North America	$94,750	60.0%	$103,619	55.9%	$(8,869)	(8.6)%
China	9,134	5.8	17,041	9.2	(7,907)	(46.4)
Rest of World	54,145	34.2	64,719	34.9	(10,574)	(16.3)
	$158,029	100.0%	$185,379	100.0%	$(27,350)	(14.8)%

Geographic revenue information is based on the location to which we ship our products. The decreases in North America revenue for the three and nine months ended September 30, 2023 compared to the same periods in 2022, were driven by decreased revenue from the Industrial, Microfabrication, and Aerospace and Defense markets as previously discussed. The decreases in China revenue for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were the result of decreased revenue from the Industrial and Microfabrication markets due to a decline in market conditions and our decision to exit the fiber laser cutting market in China during the fourth quarter of 2022. The decreases in Rest of World revenue for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were the result of decreased revenue from the Microfabrication and Industrial markets due primarily to lower demand.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$9,596	$850	$(508)	$9,938
Gross margin	25.2%	6.8%	NM*	19.6%

	Nine Months Ended September 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$35,860	$2,320	$(1,871)	$36,309
Gross margin	30.2%	5.9%	NM*	23.0%

	Three Months Ended September 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$13,404	$784	$(712)	$13,476
Gross margin	27.9%	6.5%	NM*	22.4%

	Nine Months Ended September 30, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$44,587	$2,556	$(2,105)	$45,038
Gross margin	30.3%	6.7%	NM*	24.3%
*NM = not meaningful

The decrease in Laser Products gross margin for the three months ended September 30, 2023, compared to the same period of 2022, was driven by decreased factory utilization due to a decrease in production demand, an increase in production variances, and changes in sales mix, partially offset by decreased manufacturing spend. The decrease in Laser Products gross margin for the nine months ended September 30, 2023, compared to same period of 2022, was not significant.

The changes in Advanced Development gross margin for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were primarily due to changes in the mix of research and development contracts. Most of our Advanced Development revenue consists of cost plus fixed fee contracts, and the fee earned on costs incurred vary by contract.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended September 30,		Change
	2023	2022	$	%
Research and development	$10,744	$12,716	$(1,972)	(15.5)%

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Research and development	$34,049	$40,215	$(6,166)	(15.3)%

The decreases in research and development expense for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were driven by decreases in employee headcount and project-related expenses, and decreases in stock-based compensation of $0.6 million and $1.9 million, respectively.

Sales, General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	$	%
Sales, general, and administrative	$11,725	$13,741	$(2,016)	(14.7)%

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Sales, general, and administrative	$34,684	$36,430	$(1,746)	(4.8)%

The decreases in sales, general and administrative expense for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were primarily due to decreases in employee compensation, including incentive compensation, and an increase in administrative costs allocated to development projects, partially offset by an increase in stock-based compensation of $1.0 million for the nine months ended September 30, 2023. In addition, the three months ended September 30, 2023 includes an increase in professional fees and outside services, while the nine months ended September 30, 2023 includes a decrease in professional fees and outside services

Interest Income, net

	Three Months Ended September 30,		Change
	2023	2022	$	%
Interest income, net	$303	$167	$136	81.4%

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Interest income, net	$990	$238	$752	316.0%

The increases in interest income, net, for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were driven by increases in interest rates and increased investment in marketable securities.

Other Income (Expense), net

	Three Months Ended September 30,		Change
	2023	2022	$	%
Other income (expense), net	$536	$(31)	$567	NM*

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Other income (expense), net	$1,997	$(108)	$2,105	NM*

*NM = not meaningful

Changes in other income (expense), net, are primarily attributable to realized gains on the sale of marketable securities and changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2023	2022	$	%
Income tax expense (benefit)	$187	$110	$77	70.0%

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Income tax expense (benefit)	$(1,005)	$443	$(1,448)	(326.9)%

We record income tax expense (benefit) for taxes in our foreign jurisdictions including Finland, Italy, and Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense (benefit) for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States, Austria, and China, we continue to maintain a full valuation allowance in these jurisdictions as of September 30, 2023.

The increase in income tax expense for the three months ended September 30, 2023, compared to the same period of 2022 was driven by higher profitability in foreign jurisdictions, while the decrease in income tax expense for the nine months ended September 30, 2023, compared to the same period in 2022, was driven by a discrete tax benefit related to expiring statutes of limitations of unrecognized tax positions recorded in the second quarter of 2023.

Liquidity and Capital Resources

We had cash and cash equivalents of $52.1 million and $57.8 million as of September 30, 2023 and December 31, 2022, respectively. In addition, we had marketable securities of $59.5 million and $50.4 million at September 30, 2023 and December 31, 2022, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities increased by $3.4 million from December 31, 2022 to September 30, 2023.

For the nine months ended September 30, 2023, our principal uses of liquidity were to fund our working capital needs. The primary source of cash was collections from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$9,687	$(14,552)
Net cash used in investing activities	(13,163)	(67,465)
Net cash used in financing activities	(2,062)	(1,620)
Effect of exchange rate changes on cash	(198)	(712)
Net decrease in cash, cash equivalents and restricted cash	$(5,736)	$(84,349)

Net Cash Provided by (used in) Operating Activities

During the nine months ended September 30, 2023, net cash provided by operating activities was $9.7 million, which was the result of a $28.4 million net loss, offset by increases in working capital of $5.0 million and non-cash expenses totaling $33.1 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by a $5.5 million decrease in inventory, and $2.4 decrease in accounts receivable, net, for the nine months ended September 30, 2023, compared to an $8.8 million increase inventory and a $3.4 million increase in accounts receivable, net, over the comparable period of 2022.
Net Cash Used in Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $13.2 million, which was driven by the net purchase of marketable securities of $8.8 million and capital expenditures of $4.4 million.

Net Cash Used in Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $2.1 million, which consisted of taxes paid on the net settlement of stock awards of $3.7 million, partially offset by proceeds from stock option exercises and employee stock plan purchases of $1.6 million.

Credit Facilities

We have a $40.0 million revolving line of credit, or LOC, with Pacific Western Bank dated September 24, 2018, which is secured by our assets and matures September 24, 2024.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at September 30, 2023 and we were in compliance with all covenants.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Inflation

While we do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2023, we experienced increases in wages and other compensation costs, materials, and shipping costs in 2022 and the nine months ended September 30, 2023. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

NLIGHT, INC.
(Registrant)

November 3, 2023	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

November 3, 2023	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

November 3, 2023	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)