Form 10-K
period 2023-12-31
NLIGHT, INC.
filed 2024-02-26
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on the last business day of its most recently completed second fiscal quarter (June 30, 2023), as reported on the Nasdaq Global Select Market, was approximately $696.6 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 21, 2024, the registrant had 47,289,419 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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

Products

Overview
We design, manufacture, and sell a range of high-power semiconductor lasers and fiber lasers that are typically integrated into laser systems or manufacturing tools built by our customers. We also make fiber amplifiers and beam combination and control systems for use in high-energy laser (HEL) systems in directed energy applications, and laser sensing products used in a wide range of defense applications. Our vertical integration enables us to develop products that leverage the same underlying technology, thereby enabling us to offer innovative and reliable products to customers in each of our end markets.

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

Laser Sensing Products
We offer a range of laser sensors, including light detection and ranging (LiDAR) technologies, that are critical enablers of laser-based systems that are used for intelligence, surveillance and reconnaissance (ISR) applications. We leverage our design and manufacturing capabilities to offer high-efficiency, high-reliability, cost-effective and ruggedized solutions to a wide range of applications including communication, guidance, and imaging.

Directed Energy Products
We sell standalone fiber amplifiers and we are developing beam combination and control products for directed energy applications within aerospace and defense. We believe that our proprietary fiber amplifiers and beam combination and control technology will enable the development of scalable, high-performance and cost-effective HEL systems.

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

Industrial
The productivity, efficiency and versatility offered by programmable fiber lasers have been critical in making them a key part of the evolution of the industrial ecosystem. Material processing applications, such as cutting, welding, additive manufacturing, cladding, and heat treating, comprise most of the industrial laser market. Programmable fiber lasers continue to replace CO2 lasers and other non-laser techniques for cutting, due to their significantly faster speed, higher quality and lower cost when used across a wide range of metals. Programmable fiber lasers are also expanding into other applications such as cutting metal tubes and other three-dimensional parts.

The factors driving the adoption of fiber lasers in metal welding applications include increased speed, higher quality, and lower cost. Fiber laser welding can achieve deeper penetration with fewer heat affected zones than traditional methods like arc welding. These advantages have enabled fast adoption of fiber lasers across the electric vehicle battery, automotive, and energy industries where system productivity, high level of automation, and versatility are critical.

In addition to improving traditional manufacturing processes, fiber lasers are also enabling new technologies such as metal additive manufacturing. Additive manufacturing is chosen for fabrication as it enables the manufacturing of designs not feasible with traditional technologies such as casting, forging or machining. Additive manufacturing can be integrated into existing production lines, and mitigate long lead-time issues and enhance performance in critical sub-systems. Fiber lasers provide the power needed to melt metal powders or wire to form functional products for use in industries such as aerospace, defense, automotive, medical, and energy. Advancements in laser technology are critical in enabling manufacturers to produce ever-larger parts with more complex geometries at faster speeds and lower costs. The need for larger more productive machines has driven a trend towards multi-laser systems that are increasingly demanded by additive manufacturing customers. Overall, the trend towards an increased number of lasers in additive manufacturing machines is driving strong growth in the laser market.

Microfabrication
Microfabrication refers to the process of creating three-dimensional microscale structures, typically by ablating, annealing, etching, drilling, and precision marking. Many of the microscale features incorporated into products in the automotive, electronics, medical, semiconductor and other markets are made commercially viable by laser-based precision manufacturing techniques. Preferences for brighter, more vibrant displays in mobile phones, tablets and televisions, and the desire for thinner products with improved battery life and energy efficiency are placing greater importance on the need for components that are smaller, more robust and less expensive, which we believe will continue to drive demand for lasers.

Aerospace and Defense
Lasers are used today in a variety of aerospace and defense applications, such as range finding, imaging, communications, and directed energy defense systems. LiDAR technologies are also increasingly being used for a wide range of ISR applications. Directed energy defense systems utilize concentrated electrical or optical energy rather than chemical or kinetic force to incapacitate, damage, disable or destroy a wide range of threats. Compared to conventional weapons, directed energy weapons using high-power fiber lasers offer ultra-precise targeting, low cost per use and a nearly unlimited magazine. Over the past decade, directed energy technologies have improved steadily, culminating in a series of successful demonstrations of significantly higher power, multi-kilowatt systems. Systems using high-power fiber lasers have shown the highest degree of operational viability.

Research and Development

Our research and development activities include innovation of improvements to existing products that enhance performance at reduced cost, and the design of new products that address select market opportunities. While we seek to improve our products on all operating characteristics, we believe we lead the market in terms of semiconductor laser chip brilliance. Our programmable fiber lasers use a proprietary solution that allows our customers to program laser beam strength and shape and real-time pulse timing to optimize the performance of their solution for specific commercial and defense applications. We work closely with customers to develop products to meet customer application and performance needs, making our research and development efforts more efficient. We also benefit from our vertically integrated business model, as we can conduct design cycles more rapidly through control of the full production process.

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

Sales and Marketing

In the Industrial and Microfabrication markets, we sell our products through our direct sales force located in the United States, China, South Korea and various European countries. To supplement our direct sales team, we also sell through independent sales representatives and distributors in Asia, Australia, Europe, the Middle East, and South America. We selected these independent representatives and distributors based on their ability to provide effective field sales, marketing communications and technical support for select products and markets in target geographies. Our sales and marketing efforts are conducted through an integrated process that involves our direct sales and marketing teams, engineering teams, customer service representatives and our senior management team.

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

Customers

We sell to and support over 300 customers worldwide. A few customers drive a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 66%, 63% and 63% of our revenues in 2023, 2022 and 2021, respectively. Our global customers include Ball Aerospace, Keyence, Mazak, MKS Instruments, Northrop Grumman, Raytheon Technologies, the U.S. Government, and Velo3D.

Information concerning revenue by end-market, geographic region based upon ship-to location, and segment appears under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 2 and 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Backlog

Backlog represents firm orders that have been received for products, the remaining funded value of research and development contracts, and other services for which a contractual agreement is in place and delivery or performance is expected to occur. Backlog totaled $108.4 million and $80.4 million as of December 31, 2023 and 2022, respectively. All of the backlog as of December 31, 2023 is expected to be filled within the next 24 months. Our backlog is not necessarily indicative of revenues for any specific future period due to possible order cancellations or deferrals, and shipping or acceptance delays. Delays in delivery schedules or a reduction in backlog during any period could have a material adverse effect on our business and results of operations.

Backlog excludes the unfunded portion of our government contracts because these contracts are typically only partially funded at any point during their term, and all or some of the work to be performed under these contracts may remain unfunded unless and until the contract is modified and additional funding is allocated to the contract. As of December 31, 2023, the unfunded value of our government contracts totaled $219.3 million.

Seasonality

Our quarterly revenues can fluctuate with general economic trends, holidays in foreign countries such as Chinese New Year in the first quarter of our fiscal year, the U.S. government fiscal year end, the timing of capital expenditures by our customers, and general economic trends. In addition, as is typical in our industry, we tend to recognize a larger percentage of our quarterly revenues in the last month of the quarter, which may impact our working capital trends.

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

Manufacturing

We manufacture, package, and test the critical elements of our high-power semiconductor and fiber lasers, including semiconductor laser chips and optical fiber in-house. Our vertically integrated business model enables us to control and protect our proprietary technologies and manufacturing processes. We’ve invested in highly automated semiconductor packaging lines in our Camas, WA facility, which we believe is critical to serve the Directed Energy market.

We also use a third party contract manufacturer, located in Thailand, to package certain of our semiconductor lasers used in commercial applications. We outsource manufacturing, components and materials when we feel that a manufacturing process, or specific component to be manufactured, by itself, does not provide enough competitive advantage to warrant investment in the capital and human resources necessary for the process implementation or the component's manufacture. We work with our suppliers in these situations to ensure consistent quality and delivery performance. In many cases, components are custom manufactured for us based on our proprietary specifications.

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

As of December 31, 2023 we had over 930 full-time employees worldwide. Of our total full-time employees, approximately 650 were based in the United States and over 200 were based in China, with the remaining in the rest of the world. In Austria, employees have the legal capacity to make collective agreements, and in Finland, certain employees belong to labor unions for their specialty. There are no labor unions to which our employees belong in any other location. We have not experienced any employee-led work stoppages at any of our facilities. We consider our relationship with our employees to be good.

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

Products in the laser industry are experiencing declining average selling prices, and our future success depends in part on our ability to increase our volumes and decrease our costs to offset potential declines in the average selling prices of our products.

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

We conduct our own manufacturing operations and have a high fixed cost base, including significant costs for the employees in our manufacturing operations. We may not be able to adjust our production levels or fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Gross profit, in absolute dollars and as a percentage of revenues, is impacted by our volumes, product sales mix, the corresponding absorption of fixed manufacturing overhead expenses, production costs and manufacturing yields. In addition, because we design and manufacture our key components, insufficient demand for our products subjects us to the risks of high inventory carrying costs and increased inventory obsolescence. For example, discontinued product lines contributed to increased inventory reserves in the fourth quarter of 2022, and we may experience similar increases in the future. If our capacity and production levels are not properly sized in relation to changing demand, or if anticipated sales do not occur, we may need to record write-downs for excess or obsolete inventory.

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

We rely on third parties to manufacture certain of our products and product components, which could expose us to a number of risks that could negatively impact our results of operations.

We outsource the manufacturing of certain of our products and product components to third-parties located in both the United States and internationally. Reliance on third-party manufacturers presents a number of risks, including capacity constraints, reduced control over manufacturing and delivery timing and quality, shortages during periods of high demand or supply constraints, the inability to achieve acceptable yields on a timely basis, misappropriation of our intellectual property and potential increased exposure to fluctuations in manufacturing costs, including due to inflation, any of which could adversely impact our business, financial condition, results of operations and growth prospects. In addition, if any of our third-party manufacturers are unable or unwilling to manufacture our products or product components in required volumes and at high quality levels or continue to manufacture our products and product components at all, we would need to identify and select alternative manufacturers, which may not be available to us on favorable terms, if at all. An alternative manufacturer may not be available to us when needed or may not be in a position to satisfy our quality and production requirements on commercially reasonable terms. Any significant interruption in manufacturing could require us to reduce our supply of products to our customers, which in turn could reduce our revenues and harm our customer relationships.

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

Because we generally do not enter into long-term purchase commitments with our customers, our revenues can be difficult to predict, which could lead to excess or obsolete inventory and materially adversely affect our results of operations.

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

We rely on our own production capabilities to manufacture certain of our key components, such as semiconductor lasers, specialty optical fibers and optical components. Certain of our components, such as our semiconductor lasers, which are manufactured at our Camas and Vancouver, Washington facilities, and our active fibers, which are manufactured at our Lohja, Finland facility, rely on processes and equipment that cannot be easily moved or replaced. If our manufacturing activities were obstructed or hampered significantly at these, or our other facilities, it could take a considerable length of time, at an increased cost, for us to resume manufacturing, which could materially harm our business and results of operations.

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

For certain long lead-time supplies or in order to lock in pricing, we may be obligated to place purchase orders which are not cancellable or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust down our inventory liability in the event of market downturns or other customer cancellations or rescheduling of their purchase orders for our products. Some of our products require designs and specifications which are at the cutting-edge of available technologies. Accordingly, certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. These types of components may only be available by a single supplier. These characteristics place further pressure on the timely delivery of such components. In addition, many of our suppliers have recently experienced shortages of many of the components and raw materials that we require, and in some cases, have significantly increased their prices. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from existing suppliers or alternate sources at acceptable prices and within a reasonable amount of time, could materially adversely affect our ability to meet customer orders and in turn our business, financial condition, results of operations and growth prospects.

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

We use information technology and security systems to maintain our facilities' physical security and to protect proprietary and confidential information, including that of our customers, suppliers and employees. Denial of service or other attacks on, or accidental or willful security breaches or other unauthorized access to our facilities or information systems, unauthorized access to or acquisition of personal information, confidential information or other data we process or maintain, or viruses, loggers, or other malfeasant code, including ransomware, in our data or software, could compromise this information and otherwise disrupt our operations. The consequences of such loss, possible misuse of our proprietary and confidential information, or operational disruptions could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, claims and litigation by affected parties, investigations by and other proceedings involving governmental authorities and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners. We also rely on a number of third-party service providers to host, store or otherwise process information for us, or to provide other facilities or infrastructure that we make use of, including "cloud-based" providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or incidents or other unauthorized access to, or disruptions of, our service-providers' systems or viruses, loggers, ransomware or other malfeasant code in their data or software, or unauthorized access to or acquisition of any data they process or otherwise maintain for us could expose us to information loss, corruption and unavailability, operational disruptions, and misappropriation of confidential information, and could have similar consequences to us as any incidents affecting our own systems or the data we process or maintain. We and our third parties face these threats from a variety of sources, including attacks from hackers, phishing and other forms of social engineering, and human error or employee or contractor malfeasance. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we and our third-party service providers may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effects on our business, financial condition, results of operations and growth prospects. A security breach or other security incident impacting us or our third-party service providers could require a substantial level of financial resources to rectify and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, and inquires by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation and market position. Any of the foregoing matters could harm our operating results and financial condition.

While we maintain insurance that may cover certain liabilities in connection with a security breach or incident, we cannot be certain that our insurance coverage will be adequate for data handling or information security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, premiums, or deductibles could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations including restructuring charges in the fourth quarter of 2022 and 2023. Factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

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

We use estimates when accounting for certain fixed price contracts and any changes in such estimates could have an adverse effect on our earnings and overall financial performance.

Revenues and profits on some of our fixed price defense contracts may be recognized on an over-time basis. Contract accounting requires judgment of these contracts relative to assessing risks, estimating contract revenues and costs, and making assumptions for project schedule and technical issues. We calculate the percent complete under the contract and apply the percentage to determine revenues earned and the appropriate portion of total estimated costs. Accordingly, purchase price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. As part of this process, we review information including, but not limited to, key contract terms and conditions, project schedule, progress towards completion and identified risks and opportunities. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. To the extent that any adjustments are required as part of this process and result in a reduction or elimination of previously reported earnings, we would have to recognize a charge against current earnings, which could have a significant adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance, depending on the size of the contract or the adjustment.

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

Our foreign operations and revenues are subject to a number of risks, including the impact of various macroeconomic conditions, unexpected changes in regulatory requirements, certification requirements and environmental and other regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; import/export regulations, tariffs and trade barriers; compliance with applicable United States and foreign anti-corruption laws; cultural and management differences; reliance in some jurisdictions on third-party revenues from channel partners; preference for locally produced products; supply chain, shipping, and other logistics complications; and longer accounts receivable collection periods. In particular, the economic, political, legal, and regulatory climate in China, both nationally and regionally, is fluid and unpredictable, and operating in China exposes us to related risks that could materially adversely impact our business.

Our business could also be impacted by international conflicts, terrorist and military activity, civil unrest and public health crisis, which could cause a slowdown in customer orders, lengthen sales cycles, cause customer order cancellations or negatively impact availability of supplies or limit our ability to produce or timely service our installed base of products. Political, economic and monetary instability and changes in governmental regulations or policies, including trade tariffs and protectionism, could materially adversely affect both our ability to effectively operate our foreign offices and the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Our failure to manage the foregoing risks associated with our existing and potential future international business operations could materially adversely affect our business, financial condition, results of operations and growth prospects.

We are exposed to foreign currency risk, which may materially adversely affect our revenues, cost of revenues and operating margins and could result in exchange losses.

Our international operations are significant to our revenues and profitability. While we report our financial results in U.S. dollars, we incur certain costs in other currencies, and have certain foreign currency denominated assets and liabilities. We, therefore, face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues and earnings.

Risks Related to Litigation, Taxation and Regulatory Compliance

We are subject to governmental export and import controls that could subject us to liability, impair our ability to compete and otherwise adversely affect our business, financial condition, results of operations and growth prospects.

The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. For example, the U.S. government has continued to expand controls restricting the ability to send certain products and technology related to lasers, semiconductors, semiconductor manufacturing and supercomputing to and within China and additional destinations. These expanded controls include imposing additional licensing requirements on exports, re-exports, and transfers of certain integrated circuits (ICs) and products containing those circuits to and within China and additional destinations. In many cases, these licenses are subject to a policy of denial. The U.S. government also continues to add additional entities in China and elsewhere to restricted party lists impacting the ability of U.S. companies to provide products and technology to these entities. These controls may impact our ability to export certain products and technology to China and other destinations and restrict our ability to use certain ICs in our products.

It is also possible that the Chinese government will retaliate in ways that could impact our business. For example, China has announced export license requirements on certain materials used in, among other things, the production of semiconductors, optical components, and other electronic devices including germanium and gallium.

Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. These restrictions could impact the cost of components or inputs used to produce our products.

We must export our products in compliance with U.S. export controls and we may not always be successful in obtaining necessary export licenses. Denials of export licenses or limitations imposed by these laws on our ability to export or sell our products, may harm our international and domestic revenues. Furthermore, noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. Any failure to adequately comply with these laws could result in civil fines or suspension or loss of our export privileges, as well as substantial expense and diversion of management resources and attention, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-corruption, anti-bribery and similar laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the public and private sectors. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Our operations and sales in China, India, Brazil, the Middle East and other countries create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, even though they may not always be subject to our control.

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

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax determinations are proper, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.

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

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, in August 2022 the United States enacted the Inflation Reduction Act of 2022, which imposes a 1% excise tax on stock buybacks, which could affect our common stock repurchase plan, and a 15% alternative minimum tax on adjusted financial statement income. Furthermore, beginning in 2022, the Internal Revenue Code of 1986, as amended (the "Code"), eliminates the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and fifteen tax years, respectively.

Many countries, and organizations such as the Organization for Economic Cooperation and Development, have proposed changes to existing tax laws, including a proposed 15% global minimum tax. Any of these developments or changes in U.S. federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates or tax payments will not be adversely affected by these or other developments or changes in law.

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

Personal privacy, information security and data protection are significant issues in the United States, Europe, and many other jurisdictions where we have operations or offer our products. The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personal data and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data.

Further, many foreign countries and governmental bodies, including the European Union (EU) and China, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction, or relating to cybersecurity. These laws and regulations often are more restrictive than those in the United States. These and other requirements, including future requirements resulting from new or changed laws or regulations or modifications in the interpretation of laws or regulations, could require us to modify our policies and practices, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data, and may subject us to liability.

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

As of December 31, 2023, we had estimated U.S. federal and state net operating loss carryforwards (NOLs) of $161.0 million and $43.2 million, respectively, and federal research and development credit carryforwards of $9.3 million, which we may use to reduce future taxable income or income taxes due. Some of the NOLs and U.S. federal research and development credit carryforwards began expiring in 2022. Insufficient future taxable income and income taxes payable will adversely affect our ability to use these NOLs and credit carryforwards to reduce future taxable income or income taxes due. Our U.S. federal NOLs arising in tax years beginning before January 1, 2018 began expiring in 2023, with the remainder expiring by 2042. Our U.S. federal NOLs arising in tax years beginning after December 31, 2017 are not subject to expiration. Our state NOLs began expiring in 2023, with the remainder expiring by 2042. In general, we may potentially use these NOLs to offset taxable income for U.S. federal and state income tax purposes. Furthermore, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our current year taxable income. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.

In addition to the potential NOL and U.S. federal research and development credit carryforward limitations noted above, under Sections 382 and 383 of the Code, a corporation that experiences a more than 50% ownership change by one or more stockholders or groups of stockholders who own at least 5% of a company’s stock over a three-year testing period is limited in its ability to use its prechange NOLs and other tax assets to offset future taxable income or income taxes. Our existing NOLs and credit carryforwards are subject to limitations arising from previous ownership changes. Our ability to use our NOLs and credit carryforwards could be further limited by Sections 382 and 383 of the Code if we undergo any future ownership change. Future changes in our stock ownership, the causes of which may be outside our control, could result in an ownership change under Section 382 of the Code. Our NOLs and other tax attributes may also be impaired under state law. As a result of these limitations, we may not be able to utilize a material portion of, or possibly any of, our NOLs and credit carryforwards, which could materially adversely affect our cash flows.

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
•     the trading volume of our stock;
•     any future sales or repurchases of our common stock or other securities, or the perception that these sales or repurchases could occur;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

We are committed to maintaining robust governance and oversight of our information technology and security systems to maintain our facilities’ physical security and to protect proprietary and confidential information, including that of our customers, suppliers and employees. Information about information technology and security risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “A breach of our information technology and security systems could materially adversely affect our business.”

As part of our overall risk management process, we conduct an annual assessment of information systems and organizational assets, as well as periodic vulnerability scanning, penetration testing, security audits, and ongoing risk assessments. We also maintain incident response plans that are utilized when incidents are detected. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs annually. We use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems. In addition to our in-house cybersecurity capabilities, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

While we, like any technology-dependent company operating in the current environment, have experienced cybersecurity incidents in the past we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations. However, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in, among other things: unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, claims and litigation by affected parties, investigations by and other proceedings involving governmental authorities and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners.

Our cybersecurity risks and associated mitigations are evaluated by senior leadership and subject to oversight by the Information Technology and Security Committee of our Board of Directors. Our cybersecurity program is managed by our Vice President of IT & Information Security, who is a Certified Information Systems Security professional (CISSP) and reports to our Chief Operating Officer. Our Chief Operating Officer and Vice President of

IT and Information Security provide periodic briefings about our cybersecurity risk management to the Information Technology and Security Committee.

ITEM 2. PROPERTIES
Our principal facilities are owned or leased and include the following:

Location	Lease Expiration	Approximate Size (sq. ft.)	Primary Functions	Segment(s)
Camas, Washington	Owned	164,600	Corporate headquarters, manufacturing and distribution, product design, research and development, sales, marketing and administration	Laser Products, Advanced Development
Vancouver, Washington	November 30, 2024 - May 31, 2035	122,400	Manufacturing and distribution, product design, research and development, service and repair, and administration	Laser Products, Advanced Development
Hillsboro, Oregon	January 31, 2033	30,200	Manufacturing and distribution, and product design	Laser Products
Longmont, Colorado	July 31, 2028	46,400	Research and development	Advanced Development
Lohja, Finland	March 31, 2025	31,800	Manufacturing and distribution, product design, research and development and administration	Laser Products
Shanghai, China	January 31, 2025 ‑ November 30, 2025	66,500	Manufacturing and distribution, service and repair, product design, research and development, sales and administration	Laser Products

ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 12, Commitments and Contingencies, of Notes to our Consolidated Financial Statements included elsewhere in this report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol "LASR." As of February 21, 2024, there were 112 registered holders of record of our common stock.

Repurchase of Common Stock

In November 2019, our Board of Directors authorized a program to repurchase up to $10 million of our outstanding common stock. During the year ended December 31, 2023, we did not repurchase any shares and, as of December 31, 2023, $10 million remained available for future repurchases.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the Nasdaq Composite Index, the Russell 2000 Index, and the S&P 600 Technology Hardware & Equipment Industry Group Index. The graph covers the period from December 31, 2018 through December 31, 2023. No cash dividends have been declared on shares of our common stock. This graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2018.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among nLIGHT, Inc., the Nasdaq Composite Index, the Russell 2000 Index, and the S&P 600
Technology Hardware & Equipment Industry Group Index
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
nLIGHT, Inc.
Nasdaq Composite
Russell 2000 index
S&P 600 Technology Hardware & Equipment Industry Group Index

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

Overview

nLIGHT, Inc., headquartered in Camas, Washington, is a leading provider of high‑power semiconductor and fiber lasers for industrial, microfabrication, and aerospace and defense applications. We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. Sales of our semiconductor lasers, fiber lasers, fiber amplifiers, and directed energy products are included in the Laser Products segment, while revenue earned from research and development contracts are included in the Advanced Development segment.

Revenues decreased to $209.9 million in the year ended December 31, 2023 compared to $242.1 million in 2022 due to a decrease in sales in the Laser Products segment that was partially offset by an increase in sales in the Advanced Development segment. We generated a net loss of $41.7 million for the year ended December 31, 2023 compared to a net loss of $54.6 million in 2022.

Factors Affecting Our Performance

Demand for our Semiconductor and Fiber Laser Solutions
Our revenue growth depends on market demand and achievement of design wins for our semiconductor and fiber lasers. We consider a design win to occur when a customer notifies us that it has selected one of our products to be incorporated into a product or system under development by such customer. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in the Industrial and Microfabrication markets, which, in turn, depend upon the demand for these customers’ products or services. In addition, in the Aerospace and Defense market, our business depends in large part on continued investment in laser technology by the U.S. government and its allies, and our ability to continue to successfully develop leading technology in this area and commercialize that technology in the future.

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

Technology and New Product Development

We invest heavily in the development of our semiconductor, fiber laser, directed energy, and laser-sensing technologies to provide solutions to our current and future customers. We anticipate that we will continue to invest in research and development to achieve our technology and product roadmap. Our product development is targeted to specific sectors of the market where we believe the performance of our products provide a significant benefit to our customers. We believe our close coordination with our customers regarding their future product requirements enhances the efficiency of our research and development expenditures.

Manufacturing Costs and Gross Margins

Our product gross profit, in absolute dollars and as a percentage of revenues, is impacted by our product sales mix, sales volumes, changes in ASPs, production volumes, the corresponding absorption of manufacturing overhead expenses, the cost of purchased materials, production costs and manufacturing yields. Our product sales mix can affect gross profits due to variations in profitability related to product configurations and cost profiles, customer volume pricing, availability of competitive products in various markets, and new product introductions, among other factors. We have invested heavily in U.S.-based manufacturing capabilities in the last several years. Capacity utilization affects our gross margin because we have a high fixed cost base due to our vertically integrated business model. Increases in sales and production volumes drive favorable absorption of fixed costs, improved manufacturing efficiencies and lower production costs. Gross margins may fluctuate from period to period depending on product mix and the level of capacity utilization.

Our Development gross profit varies with the type and terms of contracts, contract volume, project mix, changes in the estimated cost of projects at completion, and successful execution on projects during the period. Most of our Development contracts have historically been structured as cost plus fixed fee due to the technical complexity of the research and development services, but we also perform work under fixed price contracts where gross margin can change from period to period based on the estimated cost of the project at completion.

Seasonality

Our quarterly revenues can fluctuate with general economic trends, the timing of capital expenditures by our customers, holidays, and general economic trends. In addition, as is typical in our industry, we tend to recognize a larger percentage of our quarterly revenues in the last month of the quarter, which may impact our working capital trends.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Year Ended December 31,
	2023	2022	2021
Revenue:
Products	74.6%	79.6%	76.3%
Development	25.4	20.4	23.7
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	54.4	60.0	49.2
Development	23.6	19.0	22.2
Total cost of revenue	78.0	79.0	71.4
Gross profit	22.0	21.0	28.6
Operating expenses:
Research and development	22.0	22.2	20.3
Sales, general and administrative	21.8	19.9	19.5
Restructuring	0.4	1.6	—
Total operating expenses	44.2	43.8	39.8
Loss from operations	(22.2)	(22.8)	(11.2)
Other income (expense):
Interest income (expense), net	0.5	0.2	(0.1)
Other income, net	1.3	0.1	0.1
Loss before income taxes	(20.4)	(22.4)	(11.2)
Income tax expense (benefit)	(0.5)	0.1	(0.1)
Net loss	(19.9)%	(22.5)%	(11.1)%

Revenues by End Market

Our revenues by end market were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
Industrial	$71,044	33.8%	$91,098	37.6%	$(20,054)	(22.0)%
Microfabrication	47,483	22.6	62,769	25.9	(15,286)	(24.4)
Aerospace and Defense	91,394	43.6	88,191	36.4	3,203	3.6
	$209,921	100.0%	$242,058	100.0%	$(32,137)	(13.3)%

	Year Ended December 31,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
Industrial	$91,098	37.6%	$94,795	35.1%	$(3,697)	(3.9)%
Microfabrication	62,769	25.9	70,412	26.1	(7,643)	(10.9)
Aerospace and Defense	88,191	36.4	104,939	38.8	(16,748)	(16.0)
	$242,058	100.0%	$270,146	100.0%	$(28,088)	(10.4)%
The decrease in Industrial and Microfabrication market revenue for 2023 compared to 2022 was the result of decreased unit sales across all regions due primarily to lower customer demand and deteriorating market conditions. The increase in Aerospace and Defense market revenue in 2023 compared to 2022 was driven by new development contracts, offset partially by a decrease in product sales.

The decrease in Industrial and Microfabrication market revenue for 2022 compared to 2021 was driven by a decrease in unit sales in China, partially offset by an increase in unit sales outside of China. The closure of our Shanghai facility for approximately two months during the second quarter of 2022 due to the COVID-19 pandemic had a negative impact on unit sales in China. The decrease in revenue from the Aerospace and Defense market for 2022 compared to 2021 was due to decreased activity on development contracts, and a decrease in product sales in the second half of 2022 due primarily to supply chain disruptions.

Revenues by Segment

Our revenues by segment were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
Laser Products	$156,666	74.6%	$192,658	79.6%	$(35,992)	(18.7)%
Advanced Development	53,255	25.4	49,400	20.4	3,855	7.8
	$209,921	100.0%	$242,058	100.0%	$(32,137)	(13.3)%

	Year Ended December 31,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
Laser Products	$192,658	79.6%	$206,195	76.3%	$(13,537)	(6.6)%
Advanced Development	49,400	20.4	63,951	23.7	(14,551)	(22.8)
	$242,058	100.0%	$270,146	100.0%	$(28,088)	(10.4)%

The decrease in Laser Products revenue for 2023 compared to 2022 was primarily due to decreased units sales to the Industrial and Microfabrication markets as discussed above. The increase in Advanced Development revenue was driven by new development contracts. Most of our Advanced Development revenue in 2023 was generated from cost plus fixed fee development contracts, and all Advanced Development revenue is included in the Aerospace and Defense market.

The decrease in Laser Products revenue for 2022 compared to 2021 was driven by decreased units sales across each end market as discussed above. The decrease in Advanced Development revenue for 2022 compared to 2021 was primarily due to decreased activity on development contracts.

Revenues by Geographic Region

Our revenues by geographic region were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
North America	$129,311	61.6%	$137,454	56.8%	$(8,143)	(5.9)%
China	11,890	5.7	21,287	8.8	(9,397)	(44.1)
Rest of World	68,720	32.7	83,317	34.4	(14,597)	(17.5)
	$209,921	100.0%	$242,058	100.0%	$(32,137)	(13.3)%

	Year Ended December 31,				Change
	2022	% of Revenue	2021	% of Revenue	Amount	%
North America	$137,454	56.8%	$143,232	53.0%	$(5,778)	(4.0)%
China	21,287	8.8	55,446	20.5	(34,159)	(61.6)
Rest of World	83,317	34.4	71,468	26.5	11,849	16.6
	$242,058	100.0%	$270,146	100.0%	$(28,088)	(10.4)%

Geographic revenue information is based on the location to which we deliver our products and services.

The decrease in North America revenue for 2023 compared to 2022 was the result of decreased revenue from the Industrial and Microfabrication markets, partially offset by an increase in revenue from the Aerospace and Defense market. The decrease in China and Rest of World revenue for 2023 compared to 2022 was driven by decreases in revenue from the Industrial and Microfabrication markets as discussed above.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Year Ended December 31, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$44,891	$3,628	$(2,406)	$46,113
Gross margin	28.7%	6.8%	NM*	22.0%

	Year Ended December 31, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$50,063	$3,435	$(2,677)	$50,821
Gross margin	26.0%	7.0%	NM*	21.0%

	Year Ended December 31, 2021
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$75,833	$3,979	$(2,505)	$77,307
Gross margin	36.8%	6.2%	NM*	28.6%

*NM - Not meaningful.

The increase in Laser Products gross margin for 2023 compared to 2022 was driven by a decrease in direct labor and other variable manufacturing costs, and a decrease in manufacturing variances, partially offset by the impact of lower production volumes on fixed manufacturing costs due to the decrease in customer demand. Manufacturing variances in 2022 included inventory charges related to business restructuring and the discontinuation of certain product lines in the fourth quarter of 2022. The decrease in Advanced Development gross margin for 2023 compared to 2022 was not significant and was primarily the result of changes in the composition of research and development contracts.

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

Operating Expenses

Our operating expenses were as follows (dollars in thousands):

Research and Development

	Year Ended December 31,		Change
	2023	2022	Amount	%
Research and development	$46,163	$53,773	$(7,610)	(14.2)

	Year Ended December 31,		Change
	2022	2021	Amount	%
Research and development	$53,773	$54,814	$(1,041)	(1.9)

The decrease in research and development expense for 2023 compared to 2022 was due primarily to decreases in salary costs and project-related expenses, an increase in costs allocated from research and development to development projects, and a decrease in stock-based compensation of $1.8 million.

The decrease in research and development expense for 2022 compared to 2021 was driven by a decrease in stock-based compensation of $1.8 million and a decrease in purchased intangible amortization of $1.2 million, partially offset by increases in salary costs and project-related expenses.

Sales, General and Administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%
Sales, general, and administrative	$45,899	$48,258	$(2,359)	(4.9)

	Year Ended December 31,		Change
	2022	2021	Amount	%
Sales, general, and administrative	$48,258	$52,710	$(4,452)	(8.4)

The decrease in sales, general and administrative expense for 2023 compared to 2022 was primarily due to a decrease in salary costs and incentive compensation, and an increase in administrative costs allocated from sales, general and administrative to development projects, partially offset by an increase in stock-based compensation of $1.2 million.

The decrease in sales, general and administrative expense for 2022 compared to 2021 was primarily due to a decrease in stock-based compensation of $9.4 million, partially offset by increases in salary costs, professional service fees and facility expenses, and a decrease in administrative costs allocated from sales, general and administrative to development projects. The decrease in stock-based compensation was the result of forfeitures and decreases in expected achievement related to performance-based stock awards.

Restructuring

Restructuring included the following (in thousands):

	Year Ended December 31,		Change
	2023	2022	Amount	%
Employee termination costs	$737	$1,271	$(534)	(42.0)%
Write-off of long-lived assets	—	2,566	(2,566)	(100.0)
Other	79	55	24	43.6
	$817	$3,892	$(3,075)	(79.0)%

We implemented a restructuring plan in the fourth quarter of 2023 which resulted in a reduction of headcount in China. During the fourth quarter of 2022, we implemented a restructuring plan which included headcount reductions in both the U.S. and China, and the write-down of certain in-process capital equipment projects related to production capacity that were never completed or placed into service.

Interest Income (Expense), net

Interest income (expense), net was as follows (in thousands):

	Year Ended December 31,		Change
	2023	2022	Amount	%
Interest income, net	$1,342	$529	$813	153.7

	Year Ended December 31,		Change
	2022	2021	Amount	%
Interest income (expense), net	$529	$(163)	$692	424.5

The increase in net interest income for 2023 compared to 2022 was driven by an increase in marketable securities and interest rates. The increase in net interest income for 2022 compared to 2021 was driven by increases in interest rates and the investment in marketable securities during the second quarter of 2022, as well as the payoff of our long-term debt in the third quarter of 2021.

Other Income, net

	Year Ended December 31,		Change
	2023	2022	Amount	%
Other income, net	$2,776	$338	$2,438	721.3

	Year Ended December 31,		Change
	2022	2021	Amount	%
Other income, net	$338	$336	$2	0.6

The increase in other income, net, in 2023 compared to 2022, was driven by realized gains on the sale of marketable securities. The change in other income, net, in 2022 compared to 2021 was not significant and consisted primarily of net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2023	2022	Amount	%
Income tax expense (benefit)	$(978)	$344	$(1,322)	(384.3)

	Year Ended December 31,		Change
	2022	2021	Amount	%
Income tax expense (benefit)	$344	$(375)	$719	191.7

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, Austria, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States and China, we continue to maintain a full valuation allowance in these jurisdictions as of December 31, 2023. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

The income tax benefit for 2023 compared to the income tax expense for 2022 was driven by a discrete tax benefit related to expiring statutes of limitations of unrecognized tax positions recorded in the second quarter of 2023. The increase in income tax expense for 2022 compared to 2021 was driven by a discrete tax benefit related to return to provision true ups and expiring statutes of limitations of unrecognized tax positions recorded in the second quarter of 2021.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities were $113.1 million and $108.5 million as of December 31, 2023 and 2022, respectively. We had cash and cash equivalents of $53.5 million and $58.1 million as of December 31, 2023 and 2022, respectively, and marketable securities of $59.7 million and $50.4 million as of December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, our principal uses of liquidity were to fund operating activities, acquire plant and equipment and tax payments related to stock award issuances. The primary source of cash was collections from customers.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$10,091	$(14,542)	$(7,443)
Net cash used in investing activities	(14,100)	(72,381)	(21,853)
Net cash (used in) provided by financing activities	(859)	(1,306)	73,742
Effect of exchange rate changes on cash	256	(477)	(235)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,612)	$(88,706)	$44,211

Net Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2023, net cash provided by operating activities was $10.1 million, which was the result of a $41.7 million net loss, offset by cash provided by working capital of $8.1 million and non‑cash expenses totaling $43.7 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by a $14.9 million decrease in inventory, partially offset by a $4.5 million decrease in accounts payable.

During the year ended December 31, 2022, net cash used in operating activities was $14.5 million, which was the result of a $54.6 million net loss and use of cash for working capital of $8.2 million, offset partially by non‑cash expenses totaling $48.3 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by a $5.9 million decrease in accounts payable and a $4.6 million decrease in inventory due to a decrease in inventory purchasing.

Net Cash Used in Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $14.1 million, including the net purchase of $8.8 million of marketable securities and $5.3 million of capital expenditures related to investments in directed energy, manufacturing equipment and facilities.

During the year ended December 31, 2022, net cash used in investing activities was $72.4 million, including the net purchase of $50.0 million of marketable securities and $21.4 million of capital expenditures related to investments in directed energy, manufacturing equipment and facilities.

Net Cash (Used in) Provided by Financing Activities

During the year ended December 31, 2023, net cash used in financing activities was $0.9 million, which was primarily driven by $4.0 million of withholding tax payments related to the vesting of stock awards, partially offset by $3.1 million of proceeds from stock options exercises and employee stock plan purchases.

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

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime rate, minus a margin of 0.50% to 1.40% based on our liquidity levels. No amounts were outstanding under the LOC at December 31, 2023 and 2022 and we were in compliance with all covenants.

Contractual Obligations
The following table sets forth a summary of our significant contractual obligations to make future payments in cash as of December 31, 2023 (in thousands):

	Payments Due by Year
	2024	2025	2026	2027	2028	Thereafter	Total
Purchase commitments	$33,979	$—	$—	$—	$—	$—	$33,979
Lease obligations	3,687	2,408	1,741	1,688	1,413	5,410	16,347
Total	$37,666	$2,408	$1,741	$1,688	$1,413	$5,410	$50,326

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

Revenues recognized at a point in time consist of sales of semiconductor lasers, fiber lasers, and certain defense and other products. Revenues recognized over time generally consist of development arrangements that are structured based on our costs incurred. Because control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer. Billing under these arrangements generally occurs within one month after the work is completed.

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

As of December 31, 2023, we had cash and cash equivalents of $53.2 million and investments in marketable securities of $59.7 million with maturities of less than one year. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents or marketable securities as a result of changes in interest rates due to the short‑term nature of these assets.

We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a $40.0 million revolving credit facility. As of December 31, 2023, we had no outstanding principal amount under the revolving loan facility. Borrowings under the Revolving Credit Facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from the Prime rate minus 0.50% to 1.40%.

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

At December 31, 2023, our foreign currency exposure was related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.5 million. Foreign exchange rate gains or losses on foreign investments as of December 31, 2023 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS

nLIGHT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
nLIGHT, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of nLIGHT, Inc. and subsidiaries (the
Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended
December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring
Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S.
generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in
Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Excess and obsolete inventory
As discussed in Note 7 to the consolidated financial statements, the Company’s inventories were $52.2 million as of December 31, 2023. The Company records its inventories at the lower of average cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of certain existing inventory quantities compared to past consumption and recent purchases to determine what inventory quantities, if any, may not be sellable. Based on this analysis, the
Company writes down the affected inventory value for any estimated excess and/or obsolete inventory.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s excess and obsolete inventory process, including controls over the assumptions used to estimate future consumption of inventory. We evaluated the assumptions used to estimate future consumption by: (1)
inquiring of relevant Company personnel in order to identify relevant changes to the Company’s business environment as it relates to key customers and product lines, and evaluating whether changes to key customers or product lines were properly assessed by the Company in determining the value of excess and obsolete inventory, (2) selecting a sample of inventory items and, for each sample selection, testing the historical consumption and historical purchases and evaluating whether the historical data accurately supported the Company’s assumptions regarding future consumption based on changes to the Company’s business environment, and (3) performing a retrospective review of prior year inventory adjustments and analyzing current year sales for identified excess and obsolete inventories to evaluate the Company’s ability to accurately estimate.

/s/ KPMG LLP
We have served as the Company's auditor since 2003.

Portland, Oregon
February 26, 2024

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$53,210	$57,826
Marketable securities	59,672	50,391
Accounts receivable, net of allowances of $315 and $290	39,585	37,913
Inventory	52,160	67,600
Prepaid expenses and other current assets	15,927	17,026
Total current assets	220,554	230,756
Restricted cash	256	252
Lease right-of-use assets	12,616	13,893
Property, plant and equipment, net	52,300	60,693
Intangible assets, net	1,652	4,041
Goodwill	12,399	12,376
Other assets, net	7,026	7,222
Total assets	$306,803	$329,233

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,166	$17,507
Accrued liabilities	12,556	12,820
Deferred revenues	4,849	1,407
Current portion of lease liabilities	3,181	2,758
Total current liabilities	32,752	34,492
Non-current income taxes payable	5,391	6,699
Long-term lease liabilities	10,978	12,852
Other long-term liabilities	3,263	4,345
Total liabilities	52,384	58,388
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 47,266 and 45,629 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	521,184	496,211
Accumulated other comprehensive loss	(2,477)	(2,748)
Accumulated deficit	(264,304)	(222,634)
Total stockholders’ equity	254,419	270,845
Total liabilities and stockholders’ equity	$306,803	$329,233

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Products	$156,666	$192,658	$206,195
Development	53,255	49,400	63,951
Total revenue	209,921	242,058	270,146
Cost of revenue:
Products	114,181	145,272	132,867
Development	49,627	45,965	59,972
Total cost of revenue	163,808	191,237	192,839
Gross profit	46,113	50,821	77,307
Operating expenses:
Research and development	46,163	53,773	54,814
Sales, general, and administrative	45,899	48,258	52,710
Restructuring	817	3,892	—
Total operating expenses	92,879	105,923	107,524
Loss from operations	(46,766)	(55,102)	(30,217)
Other income (expense):
Interest income (expense), net	1,342	529	(163)
Other income, net	2,776	338	336
Loss before income taxes	(42,648)	(54,235)	(30,044)
Income tax expense (benefit)	(978)	344	(375)
Net loss	$(41,670)	$(54,579)	$(29,669)
Net loss per share, basic and diluted	$(0.90)	$(1.23)	$(0.70)
Shares used in per share calculations, basic and diluted	46,078	44,436	42,142

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(41,670)	$(54,579)	$(29,669)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(249)	(2,555)	(328)
Unrealized gains on available-for-sale securities	520	394	—
Comprehensive loss	$(41,399)	$(56,740)	$(29,997)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2020	39,793	$15	$358,544	$(259)	$(138,386)	$219,914
Net loss	—	—	—	—	(29,669)	(29,669)
Proceeds from follow-on offering, net of offering costs	2,537	—	82,354	—	—	82,354
Issuance of common stock pursuant to exercise of stock options	896	—	1,145	—	—	1,145
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	952	—	(10,606)	—	—	(10,606)
Issuance of common stock under the Employee Stock Purchase Plan	70	—	1,603	—	—	1,603
Stock-based compensation	—	—	37,720	—	—	37,720
Cumulative translation adjustment, net of tax	—	—	—	(328)	—	(328)
Balance, December 31, 2021	44,248	15	470,760	(587)	(168,055)	302,133
Net loss	—	—	—	—	(54,579)	(54,579)
Issuance of common stock pursuant to exercise of stock options	585	1	1,197	—	—	1,198
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	705	—	(4,861)	—	—	(4,861)
Restricted stock awards forfeited in connection with transition agreement	(140)	—	—	—	—	—
Restricted stock awards adjusted in connection with performance achievement	(10)	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	241	—	2,358	—	—	2,358
Stock-based compensation	—	—	26,757	—	—	26,757
Unrealized gains on available-for-sale securities	—	—	—	394	—	394
Cumulative translation adjustment, net of tax	—	—	—	(2,555)	—	(2,555)
Balance, December 31, 2022	45,629	16	496,211	(2,748)	(222,634)	270,845
Net loss	—	—	—	—	(41,670)	(41,670)
Issuance of common stock pursuant to exercise of stock options	428	—	640	—	—	640
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	946	—	(3,968)	—	—	(3,968)
Issuance of common stock under the Employee Stock Purchase Plan	263	—	2,469	—	—	2,469
Stock-based compensation	—	—	25,832	—	—	25,832
Unrealized gains on available-for-sale securities	—	—	—	520	—	520
Cumulative translation adjustment, net of tax	—	—	—	(249)	—	(249)
Balance, December 31, 2023	47,266	$16	$521,184	$(2,477)	$(264,304)	$254,419

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(41,670)	$(54,579)	$(29,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	12,401	11,085	9,179
Amortization	3,629	4,614	5,880
Reduction in carrying amount of right-of-use assets	1,269	3,000	3,253
Provision for losses on accounts receivable	27	4	(70)
Stock-based compensation	25,832	26,757	37,720
Deferred income taxes	7	4	37
Loss on disposal of property, plant and equipment	542	51	16
Non-cash restructuring charges	—	2,758	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,677)	2,757	(9,509)
Inventory	14,890	4,623	(18,994)
Prepaid expenses and other current assets	1,109	(1,753)	(3,630)
Other assets, net	(1,156)	(5,219)	(570)
Accounts payable	(4,503)	(5,904)	3,463
Accrued and other long-term liabilities	(1,336)	(577)	(199)
Deferred revenues	3,432	(208)	(909)
Lease liabilities	(1,449)	(1,942)	(2,934)
Non-current income taxes payable	(1,256)	(13)	(507)
Net cash provided by (used in) operating activities	10,091	(14,542)	(7,443)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(664)	(291)
Purchases of property, plant and equipment	(5,339)	(21,388)	(19,317)
Acquisition of intangible assets and capitalization of patents	—	(332)	(2,245)
Purchase of marketable securities	(127,907)	(99,985)	—
Proceeds from maturities and sales of marketable securities	119,146	49,988	—
Net cash used in investing activities	(14,100)	(72,381)	(21,853)
Cash flows from financing activities:
Principal payments on loans, including capital leases	—	—	(428)
Payment of contingent consideration related to acquisition	—	—	(326)
Proceeds from public offering, net of offering costs	—	—	82,354
Proceeds from employee stock plan purchases	2,469	2,358	1,603
Proceeds from stock option exercises	640	1,197	1,145
Tax payments related to stock award issuances	(3,968)	(4,861)	(10,606)
Net cash provided by (used in) financing activities	(859)	(1,306)	73,742
Effect of exchange rate changes on cash	256	(477)	(235)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,612)	(88,706)	44,211
Cash, cash equivalents, and restricted cash, beginning of period	58,078	146,784	102,573
Cash, cash equivalents, and restricted cash, end of period	$53,466	$58,078	$146,784
Supplemental disclosures:
Cash paid for interest	$40	$—	$117
Cash paid for income taxes	256	442	526
Operating cash outflows from operating leases	3,850	3,925	3,513
Right-of-use assets obtained in exchange for lease liabilities	1,716	1,349	8,012
Accrued purchases of property, equipment and patents	745	207	2,522
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of nLIGHT, Inc. and our wholly owned subsidiaries Arbor Photonics, LLC, nLIGHT Cayman Ltd., nLIGHT Laser Technology (Shanghai) Co. Ltd, nLIGHT Oy (Finland), nLIGHT Korea Inc., nLIGHT GmbH, nLIGHT DEFENSE Systems Inc. (fka Nutronics, Inc.), and nLIGHT Europe S.r.l. All intercompany balances have been eliminated.

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

Revenue Recognition
See Note 2 for a detailed description of our revenue recognition policies.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents included $24.4 million and $32.3 million of highly liquid investments at December 31, 2023 and 2022, respectively. Cash equivalents are carried at cost, which approximates fair value.

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

Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. We perform an annual impairment review of goodwill in the fourth quarter of each year using either a qualitative assessment or a quantitative goodwill impairment test. If the qualitative assessment is selected and determines that the fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. If a quantitative test is determined necessary and an impairment is indicated, the impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on qualitative assessments performed in fiscal years 2023, 2022 and 2021, the fair values of the Laser Products and Advanced Development reporting units exceeded their carrying values, and no impairment charges were recorded. See Note 9 for additional information.

Intangible Assets
Definite-lived intangible assets consist of acquisition-related development programs, developed technology, and intellectual property. The intangible assets are being amortized using the straight-line method over periods of 2 to 5 years, which reflect the pattern in which economic benefits of the assets are expected to be realized. See Note 9 for additional information.

Other Assets
Other assets, net primarily consist of long-term accounts receivable, demonstration ("demo") assets and deposits.

Demo assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years.

Amortization expense related to demo assets was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$1,150	$1,544	$1,979

Restructuring Charges
Restructuring charges in 2023 were comprised primarily of employee severance and in 2022 were comprised of employee severance and abandoned in-process capital equipment projects related to production capacity that were never placed into service.

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

See Note 14 for additional information.

Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long‑lived assets recorded for the years ended December 31, 2023, 2022 and 2021.

Leases
See Note 13 for a detailed description of our lease accounting policies.

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

	Year Ended December 31,
	2023	2022	2021
Realized foreign currency gain	$1,169	$(967)	$(294)
Unrealized foreign currency loss	(1,140)	1,052	102

New Accounting Pronouncements

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on our consolidated financial statements.

ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid and is effective for fiscal years beginning after December 15, 2024. This ASU requires additional disclosures and, accordingly, we do not expect the adoption of ASU 2023-09 to have a material effect on our financial position, results of operations or cash flows.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of December 31, 2023, we had approximately $30 million of performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions. We expect to recognize more than 80% of these performance obligations by the end of 2024 and the remainder in 2025.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Year Ended December 31,
	2023	2022	2021
Industrial	$71,044	$91,098	$94,795
Microfabrication	47,483	62,769	70,412
Aerospace and Defense	91,394	88,191	104,939
	$209,921	$242,058	$270,146

Sales by Geography

	Year Ended December 31,
	2023	2022	2021
North America	$129,311	$137,454	$143,232
China	11,890	21,287	55,446
Rest of World	68,720	83,317	71,468
	$209,921	$242,058	$270,146

Sales by Timing of Revenue

	Year Ended December 31,
	2023	2022	2021
Point in time	$155,258	$183,005	$198,838
Over time	54,663	59,053	71,308
	$209,921	$242,058	$270,146

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2023	2022	$ Change	% Change
Contract assets	Prepaid expenses and other current assets	$7,298	$10,377	$(3,079)	(30)%
Contract liabilities	Deferred revenues and other long-term liabilities	6,368	2,455	3,913	159%

Contract assets generally consist of revenue recognized on an over-time basis where revenue recognition has been met, but the amounts are subsequently billed and collected in a subsequent period. In our services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities recorded in deferred revenue on the Consolidated Balance Sheets.

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

The changes in contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. During the years ended December 31, 2023 and 2022, we recognized revenue of $1.5 million and $1.6 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customer accounted for 10% or more of our revenues for the periods presented:

	Year Ended December 31,
	2023	2022	2021
U.S. Government*	18%	17%	22%
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of December 31, 2023 and 2022, two customers accounted for a total of 24% and 29%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

Note 4 - Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and knowledge of any applicable circumstances.

Activity related to the allowance for doubtful accounts was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Allowance for doubtful accounts, beginning	$290	$303	$367
Provision (benefit) for losses on accounts receivable	27	27	(4)
Write-offs, net	(2)	(40)	(60)
Allowance for doubtful accounts, ending	$315	$290	$303

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

Realized gains were $2.4 million and unrealized gains were $0.5 million for the year ended December 31, 2023. Realized gains were $0.2 million and unrealized gains were $0.4 million for the year ended December 31, 2022. These unrealized gains are considered temporary and are reflected in the Consolidated Statements of Comprehensive Loss.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$22,441	$—	$—	$22,441
Commercial paper	1,995	—	—	1,995
	24,436	—	—	24,436
Marketable Securities:
U.S. treasuries	59,672	—	—	59,672
Total	$84,108	$—	$—	$84,108

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$31,658	$—	$—	$31,658
Commercial paper	656	—	—	656
	32,314	—	—	32,314
Marketable Securities:
U.S. treasuries	50,391	—	—	50,391
Total	$82,705	$—	$—	$82,705

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
Inventory consisted of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$23,426	$32,515
Work in process and semi-finished goods	19,640	19,056
Finished goods	9,094	16,029
	$52,160	$67,600

Note 8 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of December 31,
	(years)	2023	2022
Automobiles	3	$109	$110
Computer hardware and software	3 - 5	9,145	8,712
Manufacturing and lab equipment	2 - 7	91,050	89,230
Office equipment and furniture	5 - 7	2,634	2,410
Leasehold and building improvements	2 - 12	31,988	30,675
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		147,717	143,928
Accumulated depreciation		(95,417)	(83,235)
		$52,300	$60,693

Note 9 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of December 31,
		2023	2022
Patents	3 - 5	$6,345	$6,322
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,959	2,930
		16,504	16,452
Accumulated amortization		(14,852)	(12,411)
		$1,652	$4,041

Amortization related to intangible assets was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$2,410	$2,879	$3,891

Estimated amortization expense for future years is as follows (in thousands):

2024	$819
2025	484
2026	349
Thereafter	—
$1,652

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2021	$2,172	$10,248	$12,420
Currency exchange rate adjustment	(44)	—	(44)
Balance, December 31, 2022	2,128	10,248	12,376
Currency exchange rate adjustment	23	—	23
Balance, December 31, 2023	$2,151	$10,248	$12,399

Note 10 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued payroll and benefits	$7,898	$8,233
Product warranty, current	3,339	2,601
Other accrued expenses	1,319	1,986
	$12,556	$12,820

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Product warranty liability, beginning	$5,441	$5,371
Warranty charges incurred, net	(3,788)	(1,490)
Provision for warranty charges, net of adjustments	2,816	1,560
Product warranty liability, ending	4,469	5,441
Less: current portion of product warranty liability	(3,339)	(2,601)
Non-current portion of product warranty liability	$1,130	$2,840

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Credit Facilities
We have a $40.0 million revolving line of credit (LOC) with Pacific Western Bank which is secured by our assets and expires in September 2024.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at December 31, 2023 and 2022 and we were in compliance with all covenants.

Legal Matters
On March 25, 2022, Lumentum Operations LLC (Lumentum) filed a complaint against nLIGHT, Inc. and certain of its employees in the U.S. District Court for the Western District of Washington. The complaint alleges that Lumentum is the partial or full owner of certain of our patents and requests corresponding relief from the court. We are vigorously defending against Lumentum's allegations. Loss in this matter is not probable nor reasonably estimable, and, as such, no loss contingency has been recorded.

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. As of December 31, 2023, we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.3 to 11.4 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.2 to 4.8 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 7 years as of December 31, 2023, and the weighted-average discount rate was 3.8%.

The components of lease expense related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease expense:
Operating lease expense	$3,671	$3,865	$3,924
Short-term lease expense	472	573	525
Variable and other lease expense	1,020	872	741
	$5,163	$5,310	$5,190

Future minimum payments under our non-cancelable lease obligations were as follows as of December 31, 2023 (in thousands):

2024	$3,687
2025	2,408
2026	1,741
2027	1,688
2028	1,413
Thereafter	5,410
Total minimum lease payments	16,347
Less: interest	(2,188)
Present value of net minimum lease payments	14,159
Less: current portion of lease liabilities	(3,181)
Total long-term lease liabilities	$10,978

Note 14 - Restructuring
During the fourth quarter of 2023, we implemented a restructuring plan which included headcount reduction in China. During the fourth quarter of 2022, we implemented a restructuring plan which included headcount reductions in both the U.S. and China, and the write-down of in-process capital equipment projects related to production capacity that was never placed into service. Restructuring charges in 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Employee termination costs	$737	$1,271
Write-down of long-lived assets	—	2,566
Other	79	55
Total restructuring charges	$817	$3,892
Restructuring accruals and payments in 2023 and 2022 were as follows (in thousands):

Accrued restructuring charges at December 31, 2021	$—
Restructuring charges	3,892
Cash payments	(1,134)
Non-cash settlements	(2,566)
Accrual at December 31, 2022	192
Restructuring charges	817
Cash payments	(1,009)
Accrual at December 31, 2023	$—
The restructuring accrual was included as a component of Accrued liabilities on our Consolidated Balance Sheets. All of the restructuring charges recorded in 2023 were attributable to the Laser Products segment. Approximately $3.8 million of the charges recorded in 2022 were attributable to the Laser Products segment, with the remaining $0.1 million attributable to the Advanced Development segment.

Note 15 - Income Taxes
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(46,602)	$(50,611)	$(33,940)
Foreign	3,954	(3,624)	3,896
Loss before income taxes	$(42,648)	$(54,235)	$(30,044)

The income tax provision (benefit) was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax expense (benefit):
State	$53	$73	$70
Foreign	(985)	264	(458)
Current tax expense (benefit)	(932)	337	(388)
Deferred tax expense (benefit):
Foreign	(46)	7	13
Deferred tax expense (benefit)	(46)	7	13
Income tax expense (benefit)	$(978)	$344	$(375)

The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate of 21% to the loss before income taxes as a result of the following differences (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax computed at federal statutory rate	$(8,956)	$(11,436)	$(6,309)
State tax, net of federal tax benefit	(800)	(842)	(407)
Permanent items	(364)	(522)	(333)
Stock-based compensation	1,923	4,005	(3,307)
Foreign dividends and unremitted earnings	104	(231)	78
Foreign rate differential	146	(360)	29
Rate change due to tax reform	—	—	918
Federal credits	(988)	(445)	(993)
Tax contingencies, net of reversals	(1,177)	256	838
Return to provision	(429)	(523)	(1,123)
Expiration of net operating loss carryforwards	1,810	—	—
Other	49	(324)	(305)
Valuation allowance	7,704	10,766	10,539
Income tax expense (benefit)	$(978)	$344	$(375)

The income tax expense (benefit) recorded primarily relates to operations in China and Finland, which have income tax rates of 25% and 20%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$39,714	$39,998	$35,585
Research and alternative minimum tax credits	7,822	6,658	6,535
Accrued expenses and other	4,365	4,999	7,020
Lease liabilities	2,854	3,270	3,525
Inventory	3,283	3,305	5,852
Property and equipment	387	293	—
Intangible assets	16,612	9,184	—
Total gross deferred tax assets	75,037	67,707	58,517
Less: valuation allowance	(72,461)	(64,796)	(54,239)
Total deferred tax assets	2,576	2,911	4,278
Deferred tax liabilities:
Property and equipment	—	—	(87)
Intangible assets	—	—	(767)
Right-of-use assets	(2,487)	(2,869)	(3,378)
Total deferred tax liabilities	(2,487)	(2,869)	(4,232)
Net deferred tax assets	$89	$42	$46

Net deferred tax assets are included in Other assets, net in our Consolidated Balance Sheets.

In evaluating our valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to uncertainty with respect to ultimate realizability of deferred tax assets, we have provided a full valuation allowance against the U.S. and China deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2023, 2022 and 2021 were increases of $7.7 million, $10.6 million and $10.6 million, respectively.
At December 31, 2023, we had U.S., China, and state net operating loss (NOL) carryforwards of $161.0 million, $14.5 million, and $43.2 million, respectively. These carryforwards will expire from 2024 to 2043 if not used by us to reduce taxable income in future periods. We have U.S. research and development credit carryforwards of $9.3 million. These carryforwards will begin to expire between 2024 and 2043 if not used by us to reduce income taxes payable in future periods.

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

The following table presents a reconciliation of the changes in the unrecognized tax benefit (in thousands):

Balance at December 31, 2020	$7,859
Additions based on tax positions related to the current year	661
Additions for tax positions of prior years	53
Reductions as a result of a lapse of applicable statute of limitations	(250)
Other	112
Balance at December 31, 2021	8,435
Additions based on tax positions related to the current year	822
Reductions for tax positions of prior years	(53)
Reductions as a result of a lapse of applicable statute of limitations	(183)
Other	(437)
Balance at December 31, 2022	8,584
Additions based on tax positions related to the current year	416
Reductions for tax positions of prior years	(70)
Reductions as a result of a lapse of applicable statute of limitations	(371)
Other	(84)
Balance at December 31, 2023	$8,475

At December 31, 2023, we had $8.5 million of unrecognized tax benefits (excluding interest and penalties). Of this amount, $2.8 million is recorded in non-current deferred tax liabilities and $5.7 million is recorded as an offset to non-current deferred tax assets on the accompanying Consolidated Balance Sheets. The $5.7 million of unrecognized tax benefits in non-current deferred tax assets is entirely offset by a valuation allowance in both the U.S. and China. Of our unrecognized tax benefits, $2.8 million, if recognized, would impact the effective tax rate. At December 31, 2022, we had $8.6 million of unrecognized tax benefits (excluding interest and penalties). Of this amount, $3.1 million was recorded in non-current income taxes payable and $5.5 million as an offset to non-current deferred tax assets on the accompanying Consolidated Balance Sheets. We do not expect a significant decrease to the total amount of unrecognized tax benefits within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized a net increase (decrease) in penalties and interest during the years ended December 31, 2023, 2022 and 2021, of $(1.0) million, $0.3 million, and $(0.3) million, respectively. At December 31, 2023 and 2022, interest and penalties associated with unrecognized tax benefits were $0.9 million and $2.0 million, respectively.

At December 31, 2023, our tax years 2020 through 2023, 2019 through 2023, and 2013 through 2023, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and to make adjustments up to the net operating loss and credit carryforward amounts. We are not currently under federal, state, or foreign tax examination.

Note 16 - Stockholders' Equity and Stock-Based Compensation

Preferred Stock
We have authorized 5.0 million shares of preferred stock, par value $0.0001, none of which is issued and outstanding.

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2023.

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

Common Stock Repurchase Plan
On November 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding shares of common stock. As of December 31, 2023, no repurchases had been executed under the program.

Equity Incentive Plan
As of December 31, 2023, there were approximately 1.7 million shares available for issuance under our equity incentive plan. Common stock issued for awards will come from newly issued shares.

Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2022	332	$28.24
Awards granted	(32)	33.66
Awards vested	(167)	25.46
RSAs at December 31, 2023	133	30.44

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2022	2,784	$17.63
Awards granted	1,639	10.79
Awards vested	(1,268)	17.96
Awards forfeited	(338)	19.52
RSUs at December 31, 2023	2,817	13.27

The total fair value of RSAs and RSUs vested during the year ended December 31, 2023 was $4.3 million and $22.8 million, respectively. Awards outstanding as of December 31, 2023 include 0.8 million performance-based awards that will vest upon meeting certain performance criteria. Approximately 0.5 million total performance-based awards were granted in 2023. The awards vest based on a market metric called Total Shareholder Return ("TSR") for the performance period of three years relative to the TSR of companies in the Russell 2000 Index had a weighted average grant-date fair value of $14.21 per share using a Monte Carlo simulation pricing model.

Stock Options
The following table summarizes our stock option activity during the year ended December 31, 2023 (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	1,827	$1.29	3.4	$16,156
Options exercised	(428)	$1.50
Options canceled	(1)	$1.26
Outstanding, December 31, 2023	1,398	$1.24	2.5	$17,142
Options exercisable at December 31, 2023	1,398	$1.24	2.5	$17,142
Options vested as of December 31, 2023, and expected to vest after December 31, 2023	1,398	$1.24	2.5	$17,142

Total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $4.2 million, $7.7 million and $27.1 million, respectively. We received proceeds of $0.6 million, $1.2 million and $1.1 million from the exercise of options for each of the years ended December 31, 2023, 2022 and 2021, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (ESPP) was as follows:

Year Ended December 31, 2023
Shares issued (in thousands)	263
Weighted-average per share purchase price	$9.40
Weighted-average per share discount from the fair value of our common stock on date of issuance	$1.66

As of December 31, 2023, there were 4.1 million shares available for grant under the ESPP.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$2,406	$2,677	$2,505
Research and development	9,866	11,675	13,433
Sales, general and administrative	13,560	12,405	21,782
	$25,832	$26,757	$37,720

Unrecognized Compensation Costs
As of December 31, 2023, total unrecognized stock-based compensation was $30.9 million, which will be recognized over an average expected recognition period of 1.8 years.

Note 17 - 401(k) Plan
We have a 401(k) Profit Sharing Plan and Trust (the Plan). Participation in the Plan is voluntary and is available to all employees. We may make discretionary matching or qualified non-elective contributions to the Plan. The match is recorded within the Cost of revenue and Operating expenses in the Consolidated Statements of Operations and was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
401(k) match	$1,268	$1,323	$1,064

Note 18 - Segment Information

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Year Ended December 31, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$156,666	$53,255	$—	$209,921
Gross profit	$44,891	$3,628	$(2,406)	$46,113
Gross margin	28.7%	6.8%	NM*	22.0%

	Year Ended December 31, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$192,658	$49,400	$—	$242,058
Gross profit	$50,063	$3,435	$(2,677)	$50,821
Gross margin	26.0%	7.0%	NM*	21.0%

	Year Ended December 31, 2021
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$206,195	$63,951	$—	$270,146
Gross profit	$75,833	$3,979	$(2,505)	$77,307
Gross margin	36.8%	6.2%	NM*	28.6%
*NM = not meaningful
Corporate and Other is unallocated expenses related to stock-based compensation.

The geographic location of our long-lived assets, net, based on location of the assets, was as follows (in thousands):

	As of December 31,
	2023	2022
North America	$73,070	$82,293
China	8,916	10,177
Rest of World	4,263	6,007
	$86,249	$98,477

Note 19 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all periods presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Restricted stock units and awards	933	970	2,459
Common stock options	1,448	1,788	2,635
	2,381	2,758	5,094

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures, in design and operation, were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which appears in this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 15, 2023, Joseph Corso, our chief financial officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 76,199 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 18, 2025, or earlier if all transactions under the trading arrangement are completed.

During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2023.

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

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-38462	3.2	May 5, 2023
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Description of the Registrant's Securities	10-K	001-38462	4.2	February 27, 2023
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-224055	10.1	April 16, 2018
10.2+	2001 Stock Option Plan, as amended, and related form agreements	S-1	333-224055	10.2	March 30, 2018
10.3+	2018 Equity Incentive Plan and related form agreements	S-1/A	333-224055	10.3	April 16, 2018
10.4+	2018 Employee Stock Purchase Plan and related form agreements	S-1/A	333-224055	10.4	April 16, 2018
10.5+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement	8-K	001-38462	10.1	June 4, 2018
10.6+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement (Performance-Based)	8-K	001-38462	10.2	June 4, 2018
10.7+	2018 Equity Incentive Plan-Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.3	June 4, 2018
10.8+	2018 Equity Incentive Plan—Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.1	July 8, 2022
10.9+	2018 Executive Incentive Compensation Plan	S-1	333-224055	10.5	March 30, 2018
10.10+	Employment Agreement, dated March 29, 2018, by and between the registrant and Scott Keeney	S-1	333-224055	10.6	March 30, 2018
10.11+	Employment Agreement, dated March 29, 2018, by and between the registrant and Ran Bareket	S-1	333-224055	10.7	March 30, 2018
10.12+	Employment Agreement, dated August 31, 2020, by and between the registrant and Joseph Corso	10-K	001-38462	10.11	February 28, 2022
10.13	Amended and Restated Loan and Security Agreement, dated March 28, 2018, by and between the registrant and Pacific Western Bank	S-1	333-224055	10.10	March 30, 2018
10.14	First Amendment to Amended and Restated Loan and Security Agreement, dated July 18, 2018, by and between the registrant and Pacific Western Bank	10-Q	001-38462	10.1	August 10, 2018
10.15	Second Amended and Restated Loan and Security Agreement, dated September 24, 2018, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 27, 2018
10.16	First Amendment to Second Amended and Restated Loan and Security Agreement, dated November 14, 2019, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	November 14, 2019
10.17	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated May 27, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	10-Q	003-38462	10.1	November 5, 2021
10.18	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated September 24, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 28, 2021
10.19	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 6, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	10-K	001-38462	10.19	February 28, 2022

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.20	North Park Industrial Center Amended and Restated Lease Agreement, dated April 1, 2010, by and between the registrant and Dutton Aspen LLC (as successor in interest to Aspen North Park L.L.C.), as amended by the First Amendment to Lease, dated June 18, 2012 and the Second Amendment to Lease, dated August 1, 2016	S-1	333-224055	10.12	March 30, 2018
10.21	Lease Agreement, dated April 7, 2000, by and between the registrant and Juhani Leijamaa, as amended by the Lease Contract Extension dated March 21, 2016	S-1	333-224055	10.13	March 30, 2018
10.22	Lease Agreement, dated April 7, 2000, by and between the registrant and Hannele Saamio, as amended by the Lease Contract Extension, dated as of March 21, 2016	S-1	333-224055	10.14	March 30, 2018
10.23	Lease Agreement, dated July 3, 2014, by and between Nutronics, Inc. and Longmont Diagonal Investments, LP, as amended by the First Amendment to Lease, dated as of August 4, 2016, and the Second Amendment to Lease, dated as of November 2, 2016	10-K	001-38462	10.21	March 9, 2020
10.24	Purchase and Sale Agreement with Joint Closing Instructions between nLIGHT, Inc. and Sharp Electronics Corporation, dated March 13, 2020	8-K	001-38462	10.1	March 16, 2020
10.25	Third Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, dated June 1, 2020	10-Q	001-38462	10.2	August 6, 2020
10.26	Third Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated July 1, 2020	10-Q	001-38462	10.3	August 6, 2020
10.27	Fourth Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, effective June 2, 2020	10-Q	001-38462	10.2	November 6, 2020
10.28	Fourth Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated November 3, 2020	10-Q	001-38462	10.3	November 6, 2020
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	nLIGHT Inc. Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
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

NLIGHT, INC.

Date: February 26, 2024	By:	/s/ SCOTT KEENEY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SCOTT KEENEY	President, Chief Executive Officer and Chairman (Principal Executive Officer)
Scott Keeney		February 26, 2024
/s/ JOSEPH CORSO	Chief Financial Officer (Principal Financial Officer)
Joseph Corso		February 26, 2024
/s/ JAMES NIAS	Chief Accounting Officer (Principal Accounting Officer)
James Nias		February 26, 2024
/s/ BANDEL CARANO	Director
Bandel Carano		February 26, 2024
/s/ DOUGLAS CARLISLE	Director
Douglas Carlisle		February 26, 2024
/s/ BILL GOSSMAN	Director
Bill Gossman		February 26, 2024
/s/ RAYMOND LINK	Director
Raymond Link		February 26, 2024
/s/ GARY LOCKE	Director
Gary Locke		February 26, 2024
/s/ GEOFFREY MOORE	Director
Geoffrey Moore		February 26, 2024
/s/ CAMILLE NICHOLS	Director
Camille Nichols		February 26, 2024