Form 10-Q
period 2024-03-31
NLIGHT, INC.
filed 2024-05-03
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of April 30, 2024, the Registrant had 47,565,204 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$61,306	$53,210
Marketable securities	59,775	59,672
Accounts receivable, net of allowances of $410 and $315	27,545	39,585
Inventory	53,013	52,160
Prepaid expenses and other current assets	17,564	15,927
Total current assets	219,203	220,554
Restricted cash	257	256
Lease right-of-use assets	12,675	12,616
Property, plant and equipment, net	50,290	52,300
Intangible assets, net	1,278	1,652
Goodwill	12,382	12,399
Other assets, net	6,746	7,026
Total assets	$302,831	$306,803

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,911	$12,166
Accrued liabilities	13,599	12,556
Deferred revenues	7,583	4,849
Current portion of lease liabilities	3,171	3,181
Total current liabilities	38,264	32,752
Non-current income taxes payable	5,485	5,391
Long-term lease liabilities	10,993	10,978
Other long-term liabilities	3,732	3,263
Total liabilities	58,474	52,384
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 47,552 and 47,266 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	525,000	521,184
Accumulated other comprehensive loss	(2,589)	(2,477)
Accumulated deficit	(278,070)	(264,304)
Total stockholders’ equity	244,357	254,419
Total liabilities and stockholders’ equity	$302,831	$306,803

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Products	$29,370	$41,107
Development	15,157	12,984
Total revenue	44,527	54,091
Cost of revenue:
Products	23,231	27,526
Development	13,808	12,302
Total cost of revenue	37,039	39,828
Gross profit	7,488	14,263
Operating expenses:
Research and development	10,659	11,301
Sales, general, and administrative	11,547	11,169
Total operating expenses	22,206	22,470
Loss from operations	(14,718)	(8,207)
Other income:
Interest income, net	455	337
Other income, net	641	404
Loss before income taxes	(13,622)	(7,466)
Income tax expense	144	264
Net loss	$(13,766)	$(7,730)
Net loss per share, basic and diluted	$(0.29)	$(0.17)
Shares used in per share calculations, basic and diluted	47,242	45,706

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(13,766)	$(7,730)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(223)	369
Unrealized gains on available-for-sale securities	111	214
Comprehensive loss	$(13,878)	$(7,147)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	47,266	$16	$521,184	$(2,477)	$(264,304)	$254,419
Net loss	—	—	—	—	(13,766)	(13,766)
Issuance of common stock pursuant to exercise of stock options	11	—	10	—	—	10
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	275	—	(1,625)	—	—	(1,625)
Stock-based compensation	—	—	5,431	—	—	5,431
Unrealized gains on available-for-sale securities	—	—	—	111	—	111
Cumulative translation adjustment, net of tax	—	—	—	(223)	—	(223)
Balance, March 31, 2024	47,552	$16	$525,000	$(2,589)	$(278,070)	$244,357

	Three Months Ended March 31, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2022	45,629	$16	$496,211	$(2,748)	$(222,634)	$270,845
Net loss	—	—	—	—	(7,730)	(7,730)
Issuance of common stock pursuant to exercise of stock options	117	—	143	—	—	143
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	39	—	(182)	—	—	(182)
Stock-based compensation	—	—	5,503	—	—	5,503
Unrealized gains on available-for-sale securities	—	—	—	214	—	214
Cumulative translation adjustment, net of tax	—	—	—	369	—	369
Balance, March 31, 2023	45,785	$16	$501,675	$(2,165)	$(230,364)	$269,162

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,766)	$(7,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,135	3,105
Amortization	1,258	872
(Increase) reduction in carrying amount of right-of-use assets	(70)	6
Provision for losses on (recoveries of) accounts receivable	95	(2)
Stock-based compensation	5,431	5,503
Loss on disposal of property, plant and equipment	35	—
Changes in operating assets and liabilities:
Accounts receivable, net	11,892	1,905
Inventory	(888)	662
Prepaid expenses and other current assets	(1,646)	(4,549)
Other assets, net	(616)	(540)
Accounts payable	2,099	(411)
Accrued and other long-term liabilities	1,555	1,855
Deferred revenues	2,745	(142)
Lease liabilities	15	(45)
Non-current income taxes payable	101	155
Net cash provided by operating activities	11,375	644
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,556)	(684)
Purchase of marketable securities	(24,357)	(34,359)
Proceeds from maturities and sales of marketable securities	24,365	24,998
Net cash used in investing activities	(1,548)	(10,045)
Cash flows from financing activities:
Proceeds from stock option exercises	10	143
Tax payments related to stock award issuances	(1,625)	(182)
Net cash used in financing activities	(1,615)	(39)
Effect of exchange rate changes on cash	(115)	17
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,097	(9,423)
Cash, cash equivalents, and restricted cash, beginning of period	53,466	58,078
Cash, cash equivalents, and restricted cash, end of period	$61,563	$48,655
Supplemental disclosures:
Cash paid for income taxes	$210	$144
Operating cash outflows from operating leases	1,034	923
Right-of-use assets obtained in exchange for lease liabilities	831	731
Accrued purchases of property, equipment and patents	422	697

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements of nLIGHT, Inc. and our wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the three months ended March 31, 2024, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Pronouncements

ASU 2023-07
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We will adopt ASU 2023-07 in the fourth quarter of 2024 using a retrospective transition method. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of March 31, 2024, we had $25 million of performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions. We expect to recognize 75% of these performance obligations by the end of 2024 and the remainder by the end of 2025.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended March 31,
	2024	2023
Industrial	$11,985	$19,902
Microfabrication	10,797	13,058
Aerospace and Defense	21,745	21,131
	$44,527	$54,091

Sales by Geography

	Three Months Ended March 31,
	2024	2023
North America	$28,724	$29,103
China	3,411	3,646
Rest of World	12,392	21,342
	$44,527	$54,091

Sales by Timing of Revenue

	Three Months Ended March 31,
	2024	2023
Point in time	$29,356	$40,272
Over time	15,171	13,819
	$44,527	$54,091

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2024	December 31, 2023
Contract assets	Prepaid expenses and other current assets	$9,735	$7,298
Contract liabilities	Deferred revenues and other long-term liabilities	10,027	6,368

Contract assets generally consist of revenue recognized on an over-time basis where revenue recognition has been met, but the amounts are subsequently billed and collected in a subsequent period. In our services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities recorded in deferred revenues on the Consolidated Balance Sheets. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. For our product revenue, we generally receive cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. For our contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

During the three months ended March 31, 2024, we recognized revenue of $0.5 million that was included in the deferred revenues balance at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended March 31,
	2024	2023
U.S. Government*	19%	16%
Raytheon Technologies	11%	(1)
KORD Technologies	10%	(1)
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government
(1) Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of March 31, 2024 and December 31, 2023, two customers accounted for a total of 30% and 24%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

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

Realized gains were $0.7 million and unrealized gains were $0.1 million for the three months ended March 31, 2024. Realized gains were $0.4 million and unrealized gains were $0.2 million for the three months ended March

31, 2023. These unrealized gains are considered temporary and are reflected in the Consolidated Statements of Comprehensive Loss.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$23,382	$—	$—	$23,382
Commercial paper	2,343	—	—	2,343
	25,725	—	—	25,725
Marketable Securities:
U.S. treasuries	59,775	—	—	59,775
Total	$85,500	$—	$—	$85,500

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$22,441	$—	$—	$22,441
Commercial paper	1,995	—	—	1,995
	24,436	—	—	24,436
Marketable Securities:
U.S. treasuries	59,672	—	—	59,672
Total	$84,108	$—	$—	$84,108

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
Inventory consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Raw materials	$20,931	$23,426
Work in process and semi-finished goods	22,512	19,640
Finished goods	9,570	9,094
	$53,013	$52,160

Note 7 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	March 31, 2024	December 31, 2023
Automobiles	3	$109	$109
Computer hardware and software	3 - 5	9,150	9,145
Manufacturing and lab equipment	2 - 7	91,289	91,050
Office equipment and furniture	5 - 7	2,601	2,634
Leasehold and building improvements	2 - 12	32,761	31,988
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		148,701	147,717
Accumulated depreciation		(98,411)	(95,417)
		$50,290	$52,300

Note 8 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of
		March 31, 2024	December 31, 2023
Patents	3 - 5	$6,345	$6,345
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,959	2,959
		16,504	16,504
Accumulated amortization		(15,226)	(14,852)
		$1,278	$1,652

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization expense	$373	$654

Estimated amortization expense for future years is as follows (in thousands):

2024	$445
2025	484
2026	349
Thereafter	—
$1,278

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2023	2,151	10,248	12,399
Currency exchange rate adjustment	(17)	—	(17)
Balance, March 31, 2024	$2,134	$10,248	$12,382

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accrued payroll and benefits	$9,386	$7,898
Product warranty, current	2,868	3,339
Other accrued expenses	1,345	1,319
	$13,599	$12,556

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Product warranty liability, beginning	$4,469	$5,441
Warranty charges incurred, net	(760)	(782)
Provision for warranty charges, net of adjustments	203	572
Product warranty liability, ending	3,912	5,231
Less: current portion of product warranty liability	(2,868)	(2,540)
Non-current portion of product warranty liability	$1,044	$2,691

Note 11 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock unit ("RSU") and restricted stock awards ("RSA") activity under our equity incentive plan was as follows:

	Number of Restricted Stock Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2023	2,817	$13.27
Granted	15	13.20
Vested	(399)	10.37
Forfeited	(13)	14.25
Balance, March 31, 2024	2,420	13.75

	Number of Restricted Stock Awards (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2023 and March 31, 2024	133	$30.44

The total fair value of RSUs vested during the three months ended March 31, 2024, was $4.1 million. Awards outstanding as of March 31, 2024 include 0.8 million performance-based awards that will vest upon meeting certain performance criteria. No performance-based awards were granted during the three months ended March 31, 2024.

Stock Options
The following table summarizes our stock option activity during the three months ended March 31, 2024:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2023	1,398	$1.24	2.5	$17,142
Options exercised	(11)	0.95
Outstanding, March 31, 2024	1,387	1.24	2.2	16,316
Options exercisable at March 31, 2024	1,387	1.24	2.2	16,316
Options vested as of March 31, 2024, and expected to vest after March 31, 2024	1,387	1.24	2.2	16,316

Total intrinsic value of options exercised for the three months ended March 31, 2024 and 2023, was $0.1 million and $1.1 million, respectively. We received proceeds of $10,000 and $0.1 million from the exercise of options for the three months ended March 31, 2024 and 2023, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$541	$700
Research and development	1,613	2,098
Sales, general and administrative	3,277	2,705
	$5,431	$5,503

Unrecognized Compensation Costs
As of March 31, 2024, total unrecognized stock-based compensation was $25.5 million, which will be recognized over an average expected recognition period of 1.7 years.

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

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. As of March 31, 2024, we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.4 to 11.2 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.4 to 4.6 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 7 years as of March 31, 2024, and the weighted-average discount rate was 3.9%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease expense:
Operating lease expense	$919	$921
Short-term lease expense	69	93
Variable and other lease expense	244	225
	$1,232	$1,239

Future minimum payments under our non-cancelable lease obligations were as follows as of March 31, 2024 (in thousands):

2024	$2,894
2025	2,593
2026	1,932
2027	1,885
2028	1,617
Thereafter	5,445
Total minimum lease payments	16,366
Less: interest	(2,202)
Present value of net minimum lease payments	14,164
Less: current portion of lease liabilities	(3,171)
Total long-term lease liabilities	$10,993

Note 14 - Segment Information
We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended March 31, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$29,370	$15,157	$—	$44,527
Gross profit	$6,680	$1,349	$(541)	$7,488
Gross margin	22.7%	8.9%	NM*	16.8%

	Three Months Ended March 31, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$41,107	$12,984	$—	$54,091
Gross profit	$14,281	$682	$(700)	$14,263
Gross margin	34.7%	5.3%	NM*	26.4%
*Not meaningful

Corporate and Other is unallocated expenses related to stock-based compensation.

There have been no material changes to the geographic locations of our long-lived assets, net, based on the location of the assets, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Note 15 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all periods presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted stock units and awards	1,046	845
Common stock options	1,262	1,574
	2,308	2,419

PART II

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

Overview

nLIGHT, Inc. is a leading provider of high‑power semiconductor and fiber lasers for industrial, microfabrication, and aerospace and defense applications. Headquartered in Camas, Washington, we design, develop, and manufacture the critical elements of our lasers, and believe our vertically integrated business model enables us to rapidly introduce innovative products, control our costs and protect our intellectual property.

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. Sales of our semiconductor lasers, fiber lasers, fiber amplifiers, and other directed energy laser products are included in the Laser Products segment, while revenue earned from research and development contracts are included in the Advanced Development segment.

Revenues decreased to $44.5 million in the three months ended March 31, 2024 compared to $54.1 million in the same period of 2023 due primarily to decreased sales in the Laser Products segment. We generated a net loss of $13.8 million for the three months ended March 31, 2024 compared to a net loss of $7.7 million for the same period of 2023.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended March 31,
	2024	2023
Revenue:
Products	66.0%	76.0%
Development	34.0	24.0
Total revenue	100.0	100.0
Cost of revenue:
Products	52.2	50.9
Development	31.0	22.7
Total cost of revenue	83.2	73.6
Gross profit	16.8	26.4
Operating expenses:
Research and development	23.9	20.9
Sales, general, and administrative	26.0	20.6
Total operating expenses	49.9	41.5
Loss from operations	(33.1)	(15.2)
Other income:
Interest income, net	1.0	0.6
Other income, net	1.4	0.7
Loss before income taxes	(30.7)	(13.8)
Income tax expense	0.3	0.5
Net loss	(31.0)%	(14.3)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2024	% of Revenue	2023	% of Revenue	$	%
Industrial	$11,985	26.9%	$19,902	36.8%	$(7,917)	(39.8)%
Microfabrication	10,797	24.2	13,058	24.1	(2,261)	(17.3)
Aerospace and Defense	21,745	48.9	21,131	39.1	614	2.9
	$44,527	100.0%	$54,091	100.0%	$(9,564)	(17.7)%

The decreases in revenue from the Industrial and Microfabrication markets for the three months ended March 31, 2024 compared to the same period of 2023 were a result of decreased unit sales due to lower customer demand and deteriorating market conditions. The increase in revenue from the Aerospace and Defense market for the three months ended March 31, 2024 compared to the same period of 2023 was driven by new research and development contracts, offset partially by a decrease in unit sales of laser products.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2024	% of Revenue	2023	% of Revenue	$	%
Laser Products	$29,370	66.0%	$41,107	76.0%	$(11,737)	(28.6)%
Advanced Development	15,157	34.0	12,984	24.0	2,173	16.7
	$44,527	100.0%	$54,091	100.0%	$(9,564)	(17.7)%

The decrease in Laser Products revenue for the three months ended March 31, 2024 compared to the same period of 2023 was the result of decreased units sales across each end market as discussed above. The increase in Advanced Development revenue for the three months ended March 31, 2024 compared to the same period of 2023 was driven by new research and development contracts. All Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2024	% of Revenue	2023	% of Revenue	$	%
North America	$28,724	64.5%	$29,103	53.8%	$(379)	(1.3)%
China	3,411	7.7	3,646	6.7	(235)	(6.4)
Rest of World	12,392	27.8	21,342	39.5	(8,950)	(41.9)
	$44,527	100.0%	$54,091	100.0%	$(9,564)	(17.7)%

Geographic revenue information is based on the location to which we ship our products. There was no significant change in North America revenue for the three months ended March 31, 2024 compared to the same period of 2023 as decreased revenue from Laser Products was offset by increased revenue from Advanced Development. The decrease in China revenue for the three months ended March 31, 2024 compared to the same period of 2023 was the result of decreased sales to the Industrial market, partially offset by increased sales to the Microfabrication market. The decrease in Rest of World revenue for the three months ended March 31, 2024 compared to the same period of 2023 was due to decreased sales to both the Industrial and Microfabrication markets.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$6,680	$1,349	$(541)	$7,488
Gross margin	22.7%	8.9%	NM*	16.8%

	Three Months Ended March 31, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$14,281	$682	$(700)	$14,263
Gross margin	34.7%	5.3%	NM*	26.4%
*NM = not meaningful

The decrease in Laser Products gross margin for the three months ended March 31, 2024 compared to the same period of 2023 was driven primarily by the impact of lower production volumes on fixed manufacturing costs due to the decrease in sales and customer demand. The increase in Advanced Development gross margin for the three months ended March 31, 2024 compared to the same period of 2023 was primarily the result of changes in the composition of research and development contracts. The first quarter of 2024 includes more revenue from fixed priced contracts that have higher average gross margins than cost-plus fixed fee contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended March 31,		Change
	2024	2023	$	%
Research and development	$10,659	$11,301	$(642)	(5.7)%

The decrease in research and development expense for the three months ended March 31, 2024 compared to the same period in 2023 was driven by a decrease in stock-based compensation of $0.5 million.

Sales, General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%
Sales, general, and administrative	$11,547	$11,169	$378	3.4%

The increase in sales, general and administrative expense for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase in stock-based compensation of $0.6 million, partially offset by a decrease professional service fees and information technology related costs.

Interest Income, net

	Three Months Ended March 31,		Change
	2024	2023	$	%
Interest income, net	$455	$337	$118	35.0%

The increase in interest income, net, for the three months ended March 31, 2024 compared to the same period in 2023 was driven by an increase in interest rates.

Other Income, net

	Three Months Ended March 31,		Change
	2024	2023	$	%
Other income, net	$641	$404	$237	NM*

Changes in other income, net are primarily attributable to realized gains and losses on the sale of marketable securities and changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations. The increase in other income, net for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to realized gains on the sale of marketable securities.

Income Tax Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
Income tax expense	$144	$264	$(120)	(45.5)%

We record income tax expense for taxes in our foreign jurisdictions including Austria, Finland, Italy, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States and China, we continue to maintain a full valuation allowance in these jurisdictions as of March 31, 2024.

The decrease in income tax expense for the three months ended March 31, 2024 compared to the same period in 2023 was driven by a decrease in return to provision adjustments and accrued interest on unrecognized tax positions.

Liquidity and Capital Resources

We had cash and cash equivalents of $61.6 million and $53.5 million as of March 31, 2024 and December 31, 2023, respectively. In addition, we had marketable securities of $59.8 million and $59.7 million at March 31, 2024 and December 31, 2023, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities increased by $8.2 million from December 31, 2023 to March 31, 2024.

For the three months ended March 31, 2024, our principal source of liquidity was cash collected from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$11,375	$644
Net cash used in investing activities	(1,548)	(10,045)
Net cash used in financing activities	(1,615)	(39)
Effect of exchange rate changes on cash	(115)	17
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,097	$(9,423)

Net Cash Provided by Operating Activities

During the three months ended March 31, 2024, net cash provided by operating activities was $11.4 million, which was the result of a $13.8 million net loss, offset by increases in working capital of $15.3 million and non-cash expenses totaling $9.9 million related primarily to depreciation, amortization, and stock-based compensation. The increase in working capital in the three months ended March 31, 2024 was driven by an $11.9 million decrease in accounts receivable, net, a $2.1 million increase in accounts payable, a $1.6 million increase in accrued and other long-term liabilities and a $2.7 million increase in deferred revenues, partially offset by a $1.6 million increase in prepaid expenses and other current assets.
Net Cash Used in Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $1.5 million, which was primarily for the purchase of property, plant and equipment.

Net Cash Used in Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was $1.6 million, which primarily consisted of taxes paid on the net settlement of stock awards.

Credit Facilities

We have a $40.0 million revolving line of credit, or LOC, with Pacific Western Bank dated September 24, 2018, which is secured by our assets and expires September 24, 2024.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at March 31, 2024 and we were in compliance with all covenants.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024, If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposure to market risk has not changed materially since December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 12, Commitments and Contingencies to our consolidated financial statements included elsewhere in this report.

ITEM 1A. RISK FACTORS

For risk factors related to our business, reference is made to Item 1A, "Risk Factors," contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

NLIGHT, INC.
(Registrant)

May 3, 2024	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

May 3, 2024	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

May 3, 2024	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)