Form 10-Q
period 2024-06-30
NLIGHT, INC.
filed 2024-08-02
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 30, 2024, the Registrant had 48,125,661 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$49,386	$53,210
Marketable securities	65,173	59,672
Accounts receivable, net of allowances of $781 and $315	32,192	39,585
Inventory	52,321	52,160
Prepaid expenses and other current assets	13,432	15,927
Total current assets	212,504	220,554
Restricted cash	257	256
Lease right-of-use assets	11,934	12,616
Property, plant and equipment, net	49,428	52,300
Intangible assets, net	1,130	1,652
Goodwill	12,377	12,399
Other assets, net	6,669	7,026
Total assets	$294,299	$306,803

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,360	$12,166
Accrued liabilities	12,894	12,556
Deferred revenues	5,651	4,849
Current portion of lease liabilities	2,930	3,181
Total current liabilities	34,835	32,752
Non-current income taxes payable	5,505	5,391
Long-term lease liabilities	10,452	10,978
Other long-term liabilities	3,975	3,263
Total liabilities	54,767	52,384
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 48,099 and 47,266 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	531,822	521,184
Accumulated other comprehensive loss	(2,507)	(2,477)
Accumulated deficit	(289,799)	(264,304)
Total stockholders’ equity	239,532	254,419
Total liabilities and stockholders’ equity	$294,299	$306,803

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Products	$34,458	$39,592	$63,828	$80,699
Development	16,053	13,712	31,210	26,696
Total revenue	50,511	53,304	95,038	107,395
Cost of revenue:
Products	24,011	28,272	47,242	55,798
Development	14,650	12,924	28,458	25,226
Total cost of revenue	38,661	41,196	75,700	81,024
Gross profit	11,850	12,108	19,338	26,371
Operating expenses:
Research and development	11,736	12,004	22,395	23,305
Sales, general, and administrative	12,804	11,790	24,351	22,959
Total operating expenses	24,540	23,794	46,746	46,264
Loss from operations	(12,690)	(11,686)	(27,408)	(19,893)
Other income:
Interest income, net	459	350	914	687
Other income, net	622	1,057	1,263	1,461
Loss before income taxes	(11,609)	(10,279)	(25,231)	(17,745)
Income tax expense (benefit)	120	(1,456)	264	(1,192)
Net loss	$(11,729)	$(8,823)	$(25,495)	$(16,553)
Net loss per share, basic and diluted	$(0.25)	$(0.19)	$(0.54)	$(0.36)
Shares used in per share calculations, basic and diluted	47,658	45,717	47,450	45,580

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(11,729)	$(8,823)	$(25,495)	$(16,553)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(65)	(1,054)	(288)	(685)
Unrealized gains on available-for-sale securities	147	104	258	318
Comprehensive loss	$(11,647)	$(9,773)	$(25,525)	$(16,920)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2024	47,552	$16	$525,000	$(2,589)	$(278,070)	$244,357
Net loss	—	—	—	—	(11,729)	(11,729)
Issuance of common stock pursuant to exercise of stock options	131	—	127	—	—	127
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	270	—	(1,663)	—	—	(1,663)
Issuance of common stock under the Employee Stock Purchase Plan	146	—	1,355	—	—	1,355
Stock-based compensation	—	—	7,003	—	—	7,003
Unrealized gains on available-for-sale securities	—	—	—	147	—	147
Cumulative translation adjustment, net of tax	—	—	—	(65)	—	(65)
Balance, June 30, 2024	48,099	$16	$531,822	$(2,507)	$(289,799)	$239,532

	Six Months Ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	47,266	$16	$521,184	$(2,477)	$(264,304)	$254,419
Net loss	—	—	—	—	(25,495)	(25,495)
Issuance of common stock pursuant to exercise of stock options	142	—	137	—	—	137
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	545	—	(3,288)	—	—	(3,288)
Issuance of common stock under the Employee Stock Purchase Plan	146	—	1,355	—	—	1,355
Stock-based compensation	—	—	12,434	—	—	12,434
Unrealized gains on available-for-sale securities	—	—	—	258	—	258
Cumulative translation adjustment, net of tax	—	—	—	(288)	—	(288)
Balance, June 30, 2024	48,099	$16	$531,822	$(2,507)	$(289,799)	$239,532

	Three Months Ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2023	45,785	$16	$501,675	$(2,165)	$(230,364)	$269,162
Net loss	—	—	—	—	(8,823)	(8,823)
Issuance of common stock pursuant to exercise of stock options	100	—	189	—	—	189
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	484	—	(2,950)	—	—	(2,950)
Issuance of common stock under the Employee Stock Purchase Plan	134	—	1,220	—	—	1,220
Stock-based compensation	—	—	7,515	—	—	7,515
Unrealized gains on available-for-sale securities	—	—	—	104	—	104
Cumulative translation adjustment, net of tax	—	—	—	(1,054)	—	(1,054)
Balance, June 30, 2023	46,503	$16	$507,649	$(3,115)	$(239,187)	$265,363

	Six Months Ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2022	45,629	$16	$496,211	$(2,748)	$(222,634)	$270,845
Net loss	—	—	—	—	(16,553)	(16,553)
Issuance of common stock pursuant to exercise of stock options	217	—	332	—	—	332
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	523	—	(3,132)	—	—	(3,132)
Issuance of common stock under the Employee Stock Purchase Plan	134	—	1,220	—	—	1,220
Stock-based compensation	—	—	13,018	—	—	13,018
Unrealized gains on available-for-sale securities	—	—	—	318	—	318
Cumulative translation adjustment, net of tax	—	—	—	(685)	—	(685)
Balance, June 30, 2023	46,503	$16	$507,649	$(3,115)	$(239,187)	$265,363

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,495)	$(16,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,240	6,230
Amortization	2,241	1,768
Reduction in carrying amount of right-of-use assets	669	292
Provision for losses on (recoveries of) accounts receivable	467	(2)
Stock-based compensation	12,434	13,018
Loss on disposal of property, plant and equipment	44	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,869	(8,449)
Inventory	(167)	2,197
Prepaid expenses and other current assets	2,479	951
Other assets, net	(1,399)	(319)
Accounts payable	1,438	(941)
Accrued and other long-term liabilities	1,134	158
Deferred revenues	818	(46)
Lease liabilities	(764)	(374)
Non-current income taxes payable	137	(1,393)
Net cash provided by (used in) operating activities	7,145	(3,463)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,702)	(1,640)
Purchase of marketable securities	(54,506)	(59,273)
Proceeds from maturities and sales of marketable securities	49,265	50,089
Net cash used in investing activities	(8,943)	(10,824)
Cash flows from financing activities:
Proceeds from employee stock plan purchases	1,355	1,220
Proceeds from stock option exercises	137	332
Tax payments related to stock award issuances	(3,288)	(3,132)
Net cash used in financing activities	(1,796)	(1,580)
Effect of exchange rate changes on cash	(229)	(139)
Net decrease in cash, cash equivalents, and restricted cash	(3,823)	(16,006)
Cash, cash equivalents, and restricted cash, beginning of period	53,466	58,078
Cash, cash equivalents, and restricted cash, end of period	$49,643	$42,072
Supplemental disclosures:
Cash paid for interest, net	$20	$20
Cash paid for income taxes	307	262
Operating cash outflows from operating leases	2,042	1,931
Right-of-use assets obtained in exchange for lease liabilities	882	1,197
Accrued purchases of property, equipment and patents	518	1,157
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$49,386	41,818
Restricted cash	257	254
Total cash, cash equivalents, and restricted cash	$49,643	$42,072

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

Critical Accounting Policies
Our critical accounting policies have not materially changed during the six months ended June 30, 2024, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of June 30, 2024, we had $21 million of performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions. We expect to recognize 75% of these performance obligations by the end of 2024 and the remainder by the end of 2025.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Industrial	$12,905	$16,569	$24,890	$36,471
Microfabrication	10,216	12,227	21,013	25,285
Aerospace and Defense	27,390	24,508	49,135	45,639
	$50,511	$53,304	$95,038	$107,395

Sales by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$35,640	$34,317	$64,364	$63,420
China	3,095	2,864	6,506	6,510
Rest of World	11,776	16,123	24,168	37,465
	$50,511	$53,304	$95,038	$107,395

Sales by Timing of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Point in time	$34,636	$39,176	$63,992	$79,448
Over time	15,875	14,128	31,046	27,947
	$50,511	$53,304	$95,038	$107,395

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2024	December 31, 2023
Contract assets	Prepaid expenses and other current assets	$7,349	$7,298
Contract liabilities	Deferred revenues and other long-term liabilities	8,232	6,368

Contract assets generally consist of revenue recognized on an over-time basis where revenue recognition has been met, but the amounts are billed and collected in a subsequent period. In our services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities recorded in deferred revenues on the Consolidated Balance Sheets. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. For our product revenue, we generally receive cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. For our contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

During the three and six months ended June 30, 2024, we recognized revenue of $3.7 million and $4.2 million that was included in the deferred revenues balance at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. Government*	15%	20%	17%	18%
Raytheon Technologies	11%	(1)	11%	(1)
KORD Technologies	12%	(1)	11%	(1)
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government
(1) Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of June 30, 2024 and December 31, 2023, two customers accounted for a total of 24% and 24%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

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

Realized gains were $0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively. Unrealized gains were $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$19,085	$—	$—	$19,085
Commercial paper	1,679	—	—	1,679
	20,764	—	—	20,764
Marketable Securities:
U.S. treasuries	65,173	—	—	65,173
Total	$85,937	$—	$—	$85,937

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$22,441	$—	$—	$22,441
Commercial paper	1,995	—	—	1,995
	24,436	—	—	24,436
Marketable Securities:
U.S. treasuries	59,672	—	—	59,672
Total	$84,108	$—	$—	$84,108

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
Inventory consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Raw materials	$20,976	$23,426
Work in process and semi-finished goods	21,261	19,640
Finished goods	10,084	9,094
	$52,321	$52,160

Note 7 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	June 30, 2024	December 31, 2023
Automobiles	3	$109	$109
Computer hardware and software	3 - 5	9,294	9,145
Manufacturing and lab equipment	2 - 7	92,789	91,050
Office equipment and furniture	5 - 7	2,608	2,634
Leasehold and building improvements	2 - 12	33,257	31,988
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		150,848	147,717
Accumulated depreciation		(101,420)	(95,417)
		$49,428	$52,300

Note 8 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of
		June 30, 2024	December 31, 2023
Patents	3 - 5	$—	$6,345
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,959	2,959
		10,159	16,504
Accumulated amortization		(9,029)	(14,852)
		$1,130	$1,652

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$149	$609	$522	$1,263

Estimated amortization expense for future years is as follows (in thousands):

2024	$297
2025	484
2026	349
Thereafter	—
$1,130

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2023	2,151	10,248	12,399
Currency exchange rate adjustment	(22)	—	(22)
Balance, June 30, 2024	$2,129	$10,248	$12,377

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accrued payroll and benefits	$9,061	$7,898
Product warranty, current	2,593	3,339
Other accrued expenses	1,240	1,319
	$12,894	$12,556

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Product warranty liability, beginning	$4,469	$5,441
Warranty charges incurred, net	(1,880)	(1,862)
Provision for warranty charges, net of adjustments	1,037	1,348
Product warranty liability, ending	3,626	4,927
Less: current portion of product warranty liability	(2,593)	(3,686)
Non-current portion of product warranty liability	$1,033	$1,241

Note 11 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock unit ("RSU") and restricted stock awards ("RSA") activity under our equity incentive plan was as follows:

	Number of Restricted Stock Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2023	2,817	$13.27
Granted	1,747	14.13
Vested	(801)	15.50
Forfeited	(30)	14.17
Balance, June 30, 2024	3,733	13.19

	Number of Restricted Stock Awards (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2023	133	$30.44
Vested	(75)	$27.98
Balance, June 30, 2024	58	$33.66

The total fair value of RSUs vested during the six months ended June 30, 2024, was $12.4 million. Awards outstanding as of June 30, 2024 include 1.3 million performance-based awards that will vest upon meeting certain performance criteria. 0.5 million performance-based awards were granted during the six months ended June 30, 2024.

Stock Options
The following table summarizes our stock option activity during the six months ended June 30, 2024:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2023	1,398	$1.24	2.5	$17,142
Options exercised	(142)	0.97
Outstanding, June 30, 2024	1,256	1.27	2.0	12,137
Options exercisable at June 30, 2024	1,256	1.27	2.0	12,137
Options vested as of June 30, 2024, and expected to vest after June 30, 2024	1,256	1.27	2.0	12,137

Total intrinsic value of options exercised for the six months ended June 30, 2024 and 2023, was $1.7 million and $1.9 million, respectively. We received proceeds of $0.1 million and $0.3 million from the exercise of options for the six months ended June 30, 2024 and 2023, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$659	$663	$1,200	$1,363
Research and development	2,175	2,826	3,788	4,924
Sales, general and administrative	4,169	4,026	7,446	6,731
	$7,003	$7,515	$12,434	$13,018

Unrecognized Compensation Costs
As of June 30, 2024, total unrecognized stock-based compensation was $43.2 million, which will be recognized over an average expected recognition period of 2.1 year.

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

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. As of June 30, 2024, we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.2 to 10.9 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.2 to 4.3 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 7 years as of June 30, 2024, and the weighted-average discount rate was 3.9%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease expense:
Operating lease expense	$912	$894	$1,831	$1,815
Short-term lease expense	58	113	127	206
Variable and other lease expense	274	248	517	473
	$1,244	$1,255	$2,475	$2,494

Future minimum payments under our non-cancelable lease obligations were as follows as of June 30, 2024 (in thousands):

2024	$1,964
2025	2,607
2026	1,932
2027	1,885
2028	1,617
Thereafter	5,445
Total minimum lease payments	15,450
Less: interest	(2,068)
Present value of net minimum lease payments	13,382
Less: current portion of lease liabilities	(2,930)
Total long-term lease liabilities	$10,452

Note 14 - Segment Information
We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended June 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$34,458	$16,053	$—	$50,511
Gross profit	$11,106	$1,403	$(659)	$11,850
Gross margin	32.2%	8.7%	NM*	23.5%

	Six Months Ended June 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$63,828	$31,210	$—	$95,038
Gross profit	$17,786	$2,752	$(1,200)	$19,338
Gross margin	27.9%	8.8%	NM*	20.3%

	Three Months Ended June 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$39,592	$13,712	$—	$53,304
Gross profit	$11,983	$788	$(663)	$12,108
Gross margin	30.3%	5.7%	NM*	22.7%

	Six Months Ended June 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$80,699	$26,696	$—	$107,395
Gross profit	$26,264	$1,470	$(1,363)	$26,371
Gross margin	32.5%	5.5%	NM*	24.6%
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

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units and awards	926	1,277	1,005	1,028
Common stock options	1,188	1,469	1,225	1,522
	2,114	2,746	2,230	2,550

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

We operate in two reportable segments—Laser Products and Advanced Development —and we serve three primary end-markets—Industrial, Microfabrication, and Aerospace and Defense. Sales of our semiconductor lasers, fiber lasers, fiber amplifiers, and other directed energy laser products are included in the Laser Products segment, while revenue earned from research and development contracts are included in the Advanced Development segment.

Revenues decreased to $95.0 million in the six months ended June 30, 2024 compared to $107.4 million in the same period of 2023 due primarily to decreased sales in the Laser Products segment. We generated a net loss of $25.5 million for the six months ended June 30, 2024 compared to a net loss of $16.6 million for the same period of 2023.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Products	68.2%	74.3%	67.2%	75.1%
Development	31.8	25.7	32.8	24.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	47.5	53.0	49.7	52.0
Development	29.0	24.3	30.0	23.4
Total cost of revenue	76.5	77.3	79.7	75.4
Gross profit	23.5	22.7	20.3	24.6
Operating expenses:
Research and development	23.2	22.5	23.6	21.7
Sales, general, and administrative	25.4	22.1	25.6	21.4
Total operating expenses	48.6	44.6	49.2	43.1
Loss from operations	(25.1)	(21.9)	(28.9)	(18.5)
Other income:
Interest income, net	0.9	0.7	1.0	0.6
Other income, net	1.2	2.0	1.3	1.4
Loss before income taxes	(23.0)	(19.3)	(26.6)	(16.5)
Income tax expense (benefit)	0.2	(2.7)	0.3	(1.1)
Net loss	(23.2)%	(16.6)%	(26.9)%	(15.4)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2024	% of Revenue	2023	% of Revenue	$	%
Industrial	$12,905	25.5%	$16,569	31.1%	$(3,664)	(22.1)%
Microfabrication	10,216	20.2	12,227	22.9	(2,011)	(16.4)
Aerospace and Defense	27,390	54.3	24,508	46.0	2,882	11.8
	$50,511	100.0%	$53,304	100.0%	$(2,793)	(5.2)%

	Six Months Ended June 30,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
Industrial	$24,890	26.2%	$36,471	34.0%	$(11,581)	(31.8)%
Microfabrication	21,013	22.1	25,285	23.5	(4,272)	(16.9)
Aerospace and Defense	49,135	51.7	45,639	42.5	3,496	7.7
	$95,038	100.0%	$107,395	100.0%	$(12,357)	(11.5)%

The decreases in revenue from the Industrial and Microfabrication markets for the three and six months ended June 30, 2024, compared to the same periods in 2023, were driven by decreases in unit sales due to lower customer demand and deteriorating market conditions. The increases in revenue from the Aerospace and Defense market for the three and six months ended June 30, 2024, compared to the same periods in 2023, were the result of increased product unit sales and ASPs, and increased development revenue from new development contracts.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2024	% of Revenue	2023	% of Revenue	$	%
Laser Products	$34,458	68.2%	$39,592	74.3%	$(5,134)	(13.0)%
Advanced Development	16,053	31.8	13,712	25.7	2,341	17.1
	$50,511	100.0%	$53,304	100.0%	$(2,793)	(5.2)%

	Six Months Ended June 30,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
Laser Products	$63,828	67.2%	$80,699	75.1%	$(16,871)	(20.9)%
Advanced Development	31,210	32.8	26,696	24.9	4,514	16.9
	$95,038	100.0%	$107,395	100.0%	$(12,357)	(11.5)%

The decreases in Laser Products revenue for the three and six months ended June 30, 2024, compared to the same periods in 2023, were primarily the result of decreased unit sales to the Industrial and Microfabrication markets, offset partially by increased revenue from the Aerospace and Defense market as discussed above.

The increases in Advanced Development revenue for the three and six months ended June 30, 2024, compared to the same periods in 2023, were driven by new development contracts. All Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2024	% of Revenue	2023	% of Revenue	$	%
North America	$35,640	70.6%	$34,317	64.4%	$1,323	3.9%
China	3,095	6.1	2,864	5.4	231	8.1
Rest of World	11,776	23.3	16,123	30.2	(4,347)	(27.0)
	$50,511	100.0%	$53,304	100.0%	$(2,793)	(5.2)%

	Six Months Ended June 30,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
North America	$64,364	67.7%	$63,420	59.1%	$944	1.5%
China	6,506	6.8	6,510	6.1	(4)	(0.1)
Rest of World	24,168	25.5	37,465	34.8	(13,297)	(35.5)
	$95,038	100.0%	$107,395	100.0%	$(12,357)	(11.5)%

Geographic revenue information is based on the location to which we ship our products. The increases in North America revenue for the three and six months ended June 30, 2024 compared to the same periods in 2023, were driven by increased revenue from the Aerospace and Defense market as previously discussed, offset partially by decreased revenue from the Industrial and Microfabrication markets.

The increase in China revenue for the three months ended June 30, 2024, compared to the same period in 2023, was the result of increased revenue from the Microfabrication market. There was no significant change in China revenue for the six months ended June 30, 2024 compared to the same period of 2023.

The decreases in Rest of World revenue for the three and six months ended June 30, 2024, compared to the same periods in 2023, were the result of decreased revenue from the Microfabrication and Industrial markets due primarily to lower demand.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$11,106	$1,403	$(659)	$11,850
Gross margin	32.2%	8.7%	NM*	23.5%

	Six Months Ended June 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$17,786	$2,752	$(1,200)	$19,338
Gross margin	27.9%	8.8%	NM*	20.3%

	Three Months Ended June 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$11,983	$788	$(663)	$12,108
Gross margin	30.3%	5.7%	NM*	22.7%

	Six Months Ended June 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$26,264	$1,470	$(1,363)	$26,371
Gross margin	32.5%	5.5%	NM*	24.6%
*NM = not meaningful

The increase in Laser Products gross margin for the three months ended June 30, 2024, compared to the same period of 2023, was driven primarily by positive changes in sales mix, offset partially by the impact of lower production volumes on fixed manufacturing costs due to the overall decrease in customer demand. The decrease in Laser Products gross margin for the six months ended June 30, 2024, compared to same period of 2023, was driven by the impact of lower production volumes on fixed manufacturing costs due to the decrease in overall customer demand, partially offset by positive changes in sales mix for the second quarter of 2024.

The increases in Advanced Development gross margin for the three and six months ended June 30, 2024, compared to the same periods in 2023, were primarily the result of changes in the composition of research and development contracts. The three and six month periods ended June 30, 2024 included more revenue from fixed priced contracts that carried higher average gross margins than cost-plus fixed fee contracts during the period.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended June 30,		Change
	2024	2023	$	%
Research and development	$11,736	$12,004	$(268)	(2.2)%

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Research and development	$22,395	$23,305	$(910)	(3.9)%

The decreases in research and development expense for the three and six months ended June 30, 2024, compared to the same periods in 2023, were driven by decreases in stock-based compensation of $0.7 million and $1.1 million, respectively, offset partially by increases in project-related expenses.

Sales, General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	$	%
Sales, general, and administrative	$12,804	$11,790	$1,014	8.6%

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Sales, general, and administrative	$24,351	$22,959	$1,392	6.1%

The increases in sales, general and administrative expense for the three and six months ended June 30, 2024, compared to the same periods in 2023, were primarily due to increases in incentive compensation, bad debt expense, and stock-based compensation of $0.1 million and $0.7 million for the three and six months ended June 30, 2024, respectively.

Interest Income, net

	Three Months Ended June 30,		Change
	2024	2023	$	%
Interest income, net	$459	$350	$109	31.1%

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Interest income, net	$914	$687	$227	33.0%

The increases in interest income, net, for the three and six months ended June 30, 2024, compared to the same periods in 2023, were driven by increases in interest rates and increased investment in marketable securities.

Other Income (Expense), net

	Three Months Ended June 30,		Change
	2024	2023	$	%
Other income, net	$622	$1,057	$(435)	(41.2)%

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Other income, net	$1,263	$1,461	$(198)	(13.6)%

Changes in other income (expense), net, are primarily attributable to realized gains on the sale of marketable securities and changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2024	2023	$	%
Income tax expense (benefit)	$120	$(1,456)	$1,576	108.2%

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Income tax expense (benefit)	$264	$(1,192)	$1,456	122.1%

We record income tax expense for taxes in our foreign jurisdictions including Austria, Finland, Italy, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States and China, we continue to maintain a full valuation allowance in these jurisdictions as of June 30, 2024.

The increase in income tax expense for the three and six months ended June 30, 2024 compared to the same period in 2023 was driven by expiring statutes of limitations on unrecognized tax positions in the second quarter of 2023.

Liquidity and Capital Resources

We had cash and cash equivalents of $49.6 million and $53.5 million as of June 30, 2024 and December 31, 2023, respectively. In addition, we had marketable securities of $65.2 million and $59.7 million at June 30, 2024 and December 31, 2023, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities increased by $1.7 million from December 31, 2023 to June 30, 2024.

For the six months ended June 30, 2024, our principal source of liquidity was cash collected from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$7,145	$(3,463)
Net cash used in investing activities	(8,943)	(10,824)
Net cash used in financing activities	(1,796)	(1,580)
Effect of exchange rate changes on cash	(229)	(139)
Net decrease in cash, cash equivalents and restricted cash	$(3,823)	$(16,006)

Net Cash Provided by Operating Activities

During the six months ended June 30, 2024, net cash provided by operating activities was $7.1 million, which was the result of a $25.5 million net loss, offset by increases in working capital of $10.5 million and non-cash expenses totaling $22.1 million related primarily to depreciation, amortization, and stock-based compensation. The increase in working capital in the six months ended June 30, 2024 was driven by an $6.9 million decrease in accounts receivable, net, a $1.4 million increase in accounts payable, and a $2.5 million decrease in prepaid expenses and other current assets.
Net Cash Used in Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $8.9 million, which was driven by the net purchase of marketable securities of $5.2 million and capital expenditures of $3.7 million.

Net Cash Used in Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was $1.8 million, which consisted of taxes paid on the net settlement of stock awards of $3.3 million, partially offset by proceeds from stock option exercises and employee stock plan purchases of $1.5 million.

Credit Facilities

We have a $40.0 million revolving line of credit, or LOC, with Banc of California dated September 24, 2018, which is secured by our assets and expires September 24, 2024.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.20% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at June 30, 2024 and we were in compliance with all covenants.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2024, If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 12, 2024, Scott Keeney, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 634,298 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 29, 2025, or earlier if all transactions under the trading arrangement are completed.

During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.1+	Offer Letter, dated April 8, 2024, by and between nLIGHT DEFENSE Systems, Inc. and Camille Nichols					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
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

NLIGHT, INC.
(Registrant)

August 2, 2024	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

August 2, 2024	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

August 2, 2024	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)