Form 10-Q
period 2024-09-30
NLIGHT, INC.
filed 2024-11-08
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of November 5, 2024, the Registrant had 48,429,356 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$41,456	$53,210
Marketable securities	65,241	59,672
Accounts receivable, net of allowances of $1,810 and $315	40,282	39,585
Inventory	48,828	52,160
Prepaid expenses and other current assets	14,975	15,927
Total current assets	210,782	220,554
Restricted cash	258	256
Lease right-of-use assets	11,270	12,616
Property, plant and equipment, net	47,889	52,300
Intangible assets, net	981	1,652
Goodwill	12,408	12,399
Other assets, net	7,706	7,026
Total assets	$291,294	$306,803

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,467	$12,166
Accrued liabilities	14,141	12,556
Deferred revenues	2,921	4,849
Current portion of lease liabilities	2,616	3,181
Total current liabilities	36,145	32,752
Non-current income taxes payable	5,638	5,391
Long-term lease liabilities	10,017	10,978
Other long-term liabilities	4,224	3,263
Total liabilities	56,024	52,384
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 48,343 and 47,266 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	537,776	521,184
Accumulated other comprehensive loss	(2,388)	(2,477)
Accumulated deficit	(300,134)	(264,304)
Total stockholders’ equity	235,270	254,419
Total liabilities and stockholders’ equity	$291,294	$306,803

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Products	$41,132	$38,103	$104,960	$118,802
Development	14,997	12,531	46,207	39,227
Total revenue	56,129	50,634	151,167	158,029
Cost of revenue:
Products	29,286	29,015	76,528	84,813
Development	14,293	11,681	42,751	36,907
Total cost of revenue	43,579	40,696	119,279	121,720
Gross profit	12,550	9,938	31,888	36,309
Operating expenses:
Research and development	11,328	10,744	33,723	34,049
Sales, general, and administrative	13,021	11,725	37,372	34,684
Total operating expenses	24,349	22,469	71,095	68,733
Loss from operations	(11,799)	(12,531)	(39,207)	(32,424)
Other income:
Interest income, net	394	303	1,308	990
Other income, net	1,331	536	2,594	1,997
Loss before income taxes	(10,074)	(11,692)	(35,305)	(29,437)
Income tax expense (benefit)	261	187	525	(1,005)
Net loss	$(10,335)	$(11,879)	$(35,830)	$(28,432)
Net loss per share, basic and diluted	$(0.21)	$(0.26)	$(0.75)	$(0.62)
Shares used in per share calculations, basic and diluted	48,133	46,403	47,679	45,857

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(10,335)	$(11,879)	$(35,830)	$(28,432)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	335	(131)	47	(816)
Unrealized gains (losses) on available-for-sale securities	(216)	21	42	339
Comprehensive loss	$(10,216)	$(11,989)	$(35,741)	$(28,909)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2024	48,099	$16	$531,822	$(2,507)	$(289,799)	$239,532
Net loss	—	—	—	—	(10,335)	(10,335)
Issuance of common stock pursuant to exercise of stock options	105	—	84	—	—	84
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	139	—	(657)	—	—	(657)
Stock-based compensation	—	—	6,527	—	—	6,527
Unrealized losses on available-for-sale securities	—	—	—	(216)	—	(216)
Cumulative translation adjustment, net of tax	—	—	—	335	—	335
Balance, September 30, 2024	48,343	$16	$537,776	$(2,388)	$(300,134)	$235,270

	Nine Months Ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	47,266	$16	$521,184	$(2,477)	$(264,304)	$254,419
Net loss	—	—	—	—	(35,830)	(35,830)
Issuance of common stock pursuant to exercise of stock options	247	—	221	—	—	221
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	684	—	(3,945)	—	—	(3,945)
Issuance of common stock under the Employee Stock Purchase Plan	146	—	1,355	—	—	1,355
Stock-based compensation	—	—	18,961	—	—	18,961
Unrealized gains on available-for-sale securities	—	—	—	42	—	42
Cumulative translation adjustment, net of tax	—	—	—	47	—	47
Balance, September 30, 2024	48,343	$16	$537,776	$(2,388)	$(300,134)	$235,270

	Three Months Ended September 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2023	46,503	$16	$507,649	$(3,115)	$(239,187)	$265,363
Net loss	—	—	—	—	(11,879)	(11,879)
Issuance of common stock pursuant to exercise of stock options	61	—	53	—	—	53
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	109	—	(535)	—	—	(535)
Stock-based compensation	—	—	6,627	—	—	6,627
Unrealized gains on available-for-sale securities	—	—	—	21	—	21
Cumulative translation adjustment, net of tax	—	—	—	(131)	—	(131)
Balance, September 30, 2023	46,673	$16	$513,794	$(3,225)	$(251,066)	$259,519

	Nine Months Ended September 30, 2023
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2022	45,629	$16	$496,211	$(2,748)	$(222,634)	$270,845
Net loss	—	—	—	—	(28,432)	(28,432)
Issuance of common stock pursuant to exercise of stock options	278	—	385	—	—	385
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	632	—	(3,667)	—	—	(3,667)
Issuance of common stock under the Employee Stock Purchase Plan	134	—	1,220	—	—	1,220
Stock-based compensation	—	—	19,645	—	—	19,645
Unrealized gains on available-for-sale securities	—	—	—	339	—	339
Cumulative translation adjustment, net of tax	—	—	—	(816)	—	(816)
Balance, September 30, 2023	46,673	$16	$513,794	$(3,225)	$(251,066)	$259,519

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,830)	$(28,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,356	9,292
Amortization	3,403	2,697
Reduction in carrying amount of right-of-use assets	1,367	947
Provision for losses on (recoveries of) accounts receivable	1,489	(2)
Stock-based compensation	18,961	19,645
Deferred income taxes	—	7
Loss on disposal of property, plant and equipment	76	525
Changes in operating assets and liabilities:
Accounts receivable, net	(2,119)	2,308
Inventory	3,348	5,491
Prepaid expenses and other current assets	954	1,358
Other assets, net	(3,351)	(442)
Accounts payable	4,628	(2,079)
Accrued and other long-term liabilities	2,511	161
Deferred revenues	(1,931)	617
Lease liabilities	(1,546)	(1,076)
Non-current income taxes payable	212	(1,330)
Net cash provided by operating activities	1,528	9,687
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,313)	(4,386)
Purchase of marketable securities	(88,643)	(103,008)
Proceeds from maturities and sales of marketable securities	83,033	94,231
Net cash used in investing activities	(10,923)	(13,163)
Cash flows from financing activities:
Proceeds from employee stock plan purchases	1,355	1,220
Proceeds from stock option exercises	221	385
Tax payments related to stock award issuances	(3,945)	(3,667)
Net cash used in financing activities	(2,369)	(2,062)
Effect of exchange rate changes on cash	12	(198)
Net decrease in cash, cash equivalents, and restricted cash	(11,752)	(5,736)
Cash, cash equivalents, and restricted cash, beginning of period	53,466	58,078
Cash, cash equivalents, and restricted cash, end of period	$41,714	$52,342
Supplemental disclosures:
Cash paid for interest, net	$40	$20
Cash paid for income taxes	302	270
Operating cash outflows from operating leases	3,057	2,890
Right-of-use assets obtained in exchange for lease liabilities	995	1,295
Accrued purchases of property, equipment and patents	415	561
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$41,456	52,087
Restricted cash	258	255
Total cash, cash equivalents, and restricted cash	$41,714	$52,342

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

Critical Accounting Policies
Our critical accounting policies have not materially changed during the nine months ended September 30, 2024, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of September 30, 2024, we had $10 million of performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions. We expect to recognize 50% of these performance obligations by the end of 2024 and the remainder by the end of 2025.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Industrial	$11,588	$19,607	$36,478	$56,078
Microfabrication	14,263	12,000	35,276	37,285
Aerospace and Defense	30,278	19,027	79,413	64,666
	$56,129	$50,634	$151,167	$158,029

Sales by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$36,332	$31,330	$100,696	$94,750
China	2,371	2,624	8,877	9,134
Rest of World	17,426	16,680	41,594	54,145
	$56,129	$50,634	$151,167	$158,029

Sales by Timing of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Point in time	$41,070	$37,913	$105,062	$117,361
Over time	15,059	12,721	46,105	40,668
	$56,129	$50,634	$151,167	$158,029

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2024	December 31, 2023
Contract assets	Prepaid expenses and other current assets	$8,802	$7,298
Contract liabilities	Deferred revenues and other long-term liabilities	5,769	6,368

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

During the three and nine months ended September 30, 2024, we recognized revenue of $43 thousand and $4.3 million that was included in the deferred revenues balance at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. Government*	12%	16%	15%	17%
Raytheon Technologies	(1)	(1)	10%	(1)
KORD Technologies	19%	(1)	14%	(1)
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government
(1) Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of September 30, 2024 and December 31, 2023, two customers accounted for a total of 22% and 24%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

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

Realized gains were $1.1 million and $2.5 million for the three and nine months ended September 30, 2024, respectively. Unrealized losses were $0.2 million and immaterial for the three and nine months ended September

30, 2024, respectively. These unrealized gains are considered temporary and are reflected in the Consolidated Statements of Comprehensive Loss. Realized gains were $0.8 million and $1.7 million for the three and nine months ended September 30, 2023, respectively. Unrealized gains were immaterial for the three months ended September 30, 2023 and $0.3 million for the nine months ended September 30, 2023.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$20,189	$—	$—	$20,189
Commercial paper	2,446	—	—	2,446
	22,635	—	—	22,635
Marketable Securities:
U.S. treasuries	65,241	—	—	65,241
Total	$87,876	$—	$—	$87,876

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$22,441	$—	$—	$22,441
Commercial paper	1,995	—	—	1,995
	24,436	—	—	24,436
Marketable Securities:
U.S. treasuries	59,672	—	—	59,672
Total	$84,108	$—	$—	$84,108

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
Inventory consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Raw materials	$20,278	$23,426
Work in process and semi-finished goods	22,113	19,640
Finished goods	6,437	9,094
	$48,828	$52,160

Note 7 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	September 30, 2024	December 31, 2023
Automobiles	3	$518	$109
Computer hardware and software	3 - 5	16,037	9,145
Manufacturing and lab equipment	2 - 7	85,964	91,050
Office equipment and furniture	5 - 7	4,990	2,634
Leasehold and building improvements	2 - 12	30,937	31,988
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		151,237	147,717
Accumulated depreciation		(103,348)	(95,417)
		$47,889	$52,300

Note 8 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of
		September 30, 2024	December 31, 2023
Patents	3 - 5	$—	$6,345
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,959	2,959
		10,159	16,504
Accumulated amortization		(9,178)	(14,852)
		$981	$1,652

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$149	$633	$671	$1,896

Estimated amortization expense for future years is as follows (in thousands):

2024	$149
2025	484
2026	348
Thereafter	—
$981

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2023	$2,151	$10,248	$12,399
Currency exchange rate adjustment	9	—	9
Balance, September 30, 2024	$2,160	$10,248	$12,408

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accrued payroll and benefits	$10,497	$7,898
Product warranty, current	2,440	3,339
Other accrued expenses	1,204	1,319
	$14,141	$12,556

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Product warranty liability, beginning	$4,469	$5,441
Warranty charges incurred, net	(3,492)	(2,805)
Provision for warranty charges, net of adjustments	2,597	2,267
Product warranty liability, ending	3,574	4,903
Less: current portion of product warranty liability	(2,440)	(3,694)
Non-current portion of product warranty liability	$1,134	$1,209

Note 11 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock unit ("RSU") and restricted stock awards ("RSA") activity under our equity incentive plan was as follows:

	Number of Restricted Stock Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2023	2,817	$13.27
Granted	1,787	14.09
Vested	(998)	15.08
Forfeited	(77)	13.94
Balance, September 30, 2024	3,529	13.16

	Number of Restricted Stock Awards (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2023	133	$30.44
Vested	(96)	29.20
Balance, September 30, 2024	37	33.66

The total fair value of RSUs vested during the nine months ended September 30, 2024, was $15.0 million. Awards outstanding as of September 30, 2024 include 1.3 million performance-based awards that will vest upon meeting certain performance criteria. 0.5 million performance-based awards were granted during the nine months ended September 30, 2024.

Stock Options
The following table summarizes our stock option activity during the nine months ended September 30, 2024:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2023	1,398	$1.24	2.5	$17,142
Options exercised	(247)	0.89
Outstanding, September 30, 2024	1,151	1.31	1.9	10,795
Options exercisable at September 30, 2024	1,151	1.31	1.9	10,795
Options vested as of September 30, 2024, and expected to vest after September 30, 2024	1,151	1.31	1.9	10,795

Total intrinsic value of options exercised for the nine months ended September 30, 2024 and 2023, was $2.7 million and $2.5 million, respectively. We received proceeds of $0.2 million and $0.4 million from the exercise of options for the nine months ended September 30, 2024 and 2023, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$629	$508	$1,829	$1,871
Research and development	2,046	2,613	5,834	7,537
Sales, general and administrative	3,852	3,506	11,298	10,237
	$6,527	$6,627	$18,961	$19,645

Unrecognized Compensation Costs
As of September 30, 2024, total unrecognized stock-based compensation was $36.5 million, which will be recognized over an average expected recognition period of 2.0 years.

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

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. As of September 30, 2024 we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.1 to 10.7 years, and some leases include options to extend up to 15 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.1 to 4.1 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 7 years as of September 30, 2024, and the weighted-average discount rate was 4.0%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease expense:
Operating lease expense	$943	$948	$2,773	$2,763
Short-term lease expense	139	142	265	348
Variable and other lease expense	273	271	793	744
	$1,355	$1,361	$3,831	$3,855

Future minimum payments under our non-cancelable lease obligations were as follows as of September 30, 2024 (in thousands):

2024	$959
2025	2,669
2026	1,971
2027	1,886
2028	1,617
Thereafter	5,445
Total minimum lease payments	14,547
Less: interest	(1,914)
Present value of net minimum lease payments	12,633
Less: current portion of lease liabilities	(2,616)
Total long-term lease liabilities	$10,017

Note 14 - Segment Information
We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended September 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$41,132	$14,997	$—	$56,129
Gross profit	$12,475	$704	$(629)	$12,550
Gross margin	30.3%	4.7%	NM*	22.4%

	Nine Months Ended September 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$104,960	$46,207	$—	$151,167
Gross profit	$30,261	$3,456	$(1,829)	$31,888
Gross margin	28.8%	7.5%	NM*	21.1%

	Three Months Ended September 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$38,103	$12,531	$—	$50,634
Gross profit	$9,596	$850	$(508)	$9,938
Gross margin	25.2%	6.8%	NM*	19.6%

	Nine Months Ended September 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$118,802	$39,227	$—	$158,029
Gross profit	$35,860	$2,320	$(1,871)	$36,309
Gross margin	30.2%	5.9%	NM*	23.0%
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

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units and awards	715	918	947	942
Common stock options	1,082	1,413	1,177	1,485
	1,797	2,331	2,124	2,427

Note 16 - Subsequent Event
In October 2024, we gave notice to employees at our Shanghai manufacturing facility of a reduction in force. A severance charge of approximately $3.8 million will be recorded in the fourth quarter of 2024.

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

Revenues decreased to $151.2 million in the nine months ended September 30, 2024 compared to $158.0 million in the same period of 2023 due primarily to decreased sales in the Laser Products segment. We generated a net loss of $35.8 million for the nine months ended September 30, 2024 compared to a net loss of $28.4 million for the same period of 2023.

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

Technology and New Product Development

We invest heavily in the development of our semiconductor, fiber laser, directed energy, and laser-sensing technologies to provide solutions to our current and future customers. We anticipate that we will continue to invest in research and development to achieve our technology and product roadmap. Our product development is targeted to specific sectors of the market where we believe the performance of our products provides a significant benefit to our customers. We believe our close coordination with our customers regarding their future product requirements enhances the efficiency of our research and development expenditures.

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

Our Advanced Development gross profit varies with the type and terms of contracts, contract volume, project mix, changes in the estimated cost of projects at completion, and successful execution on projects during the period. Most of our Advanced Development contracts have historically been structured as cost plus fixed fee due to the technical complexity of the research and development services, but we also perform work under fixed price contracts where gross margin can change from period to period based on the estimated cost of the project at completion.

Seasonality

Our quarterly revenues can fluctuate with general economic trends, the timing of capital expenditures by our customers, holidays, and general economic trends. In addition, as is typical in our industry, we tend to recognize a larger percentage of our quarterly revenues in the last month of the quarter, which may impact our working capital trends.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Products	73.3%	75.3%	69.4%	75.2%
Development	26.7	24.7	30.6	24.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	52.2	57.3	50.6	53.7
Development	25.4	23.1	28.3	23.3
Total cost of revenue	77.6	80.4	78.9	77.0
Gross profit	22.4	19.6	21.1	23.0
Operating expenses:
Research and development	20.2	21.2	22.3	21.5
Sales, general, and administrative	23.2	23.2	24.7	21.9
Total operating expenses	43.4	44.4	47.0	43.5
Loss from operations	(21.0)	(24.7)	(25.9)	(20.5)
Other income:
Interest income, net	0.7	0.6	0.9	0.6
Other income, net	2.4	1.1	1.7	1.3
Loss before income taxes	(17.9)	(23.1)	(23.3)	(18.6)
Income tax expense (benefit)	0.5	0.4	0.3	(0.6)
Net loss	(18.4)%	(23.5)%	(23.6)%	(18.0)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2024	% of Revenue	2023	% of Revenue	$	%
Industrial	$11,588	20.6%	$19,607	38.7%	$(8,019)	(40.9)%
Microfabrication	14,263	25.4	12,000	23.7	2,263	18.9
Aerospace and Defense	30,278	54.0	19,027	37.6	11,251	59.1
	$56,129	100.0%	$50,634	100.0%	$5,495	10.9%

	Nine Months Ended September 30,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
Industrial	$36,478	24.1%	$56,078	35.5%	$(19,600)	(35.0)%
Microfabrication	35,276	23.4	37,285	23.6	(2,009)	(5.4)
Aerospace and Defense	79,413	52.5	64,666	40.9	14,747	22.8
	$151,167	100.0%	$158,029	100.0%	$(6,862)	(4.3)%

The decreases in revenue from the Industrial market for the three and nine months ended September 30, 2024, compared to the same periods in 2023, were driven by decreases in unit sales due to deteriorating market conditions and lower customer demand in cutting and additive manufacturing.

The increase in revenue from the Microfabrication market for the three months ended September 30, 2024 compared to the same period in 2023 was primarily attributable to an increase in unit sales of semiconductor lasers to Rest of World customers due to improved demand. The decrease in revenue from the Microfabrication market for the nine months ended September 30, 2024 compared to the same period in 2023 was driven by lower unit sales for the first six months of 2024 that was partially offset by an increase in unit sales for the third quarter of 2024.

The increases in revenue from the Aerospace and Defense market for the three and nine months ended September 30, 2024, compared to the same periods in 2023, were the result of increased unit sales of products due to higher market demand, an increase in ASPs, and increased development revenue from development contracts awarded primarily in the second half of 2023.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2024	% of Revenue	2023	% of Revenue	$	%
Laser Products	$41,132	73.3%	$38,103	75.3%	$3,029	7.9%
Advanced Development	14,997	26.7	12,531	24.7	2,466	19.7
	$56,129	100.0%	$50,634	100.0%	$5,495	10.9%

	Nine Months Ended September 30,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
Laser Products	$104,960	69.4%	$118,802	75.2%	$(13,842)	(11.7)%
Advanced Development	46,207	30.6	39,227	24.8	6,980	17.8
	$151,167	100.0%	$158,029	100.0%	$(6,862)	(4.3)%

The increase in Laser Products revenue for the three months ended September 30, 2024 compared to the same period in 2023 was the result of increased revenue from the Microfabrication and Aerospace and Defense markets as discussed above, offset partially by a decrease in revenue from the Industrial market. The decrease in Laser Products revenue for the nine month ended September 30, 2024 compared to the same period in 2023 was the result of decreased revenue from the Industrial and Microfabrication markets as discussed above, offset partially by an increase in revenue from the Aerospace and Defense market.

The increases in Advanced Development revenue for the three and nine months ended September 30, 2024, compared to the same periods in 2023, were driven by development contracts awarded primarily in the second half of 2023. All Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2024	% of Revenue	2023	% of Revenue	$	%
North America	$36,332	64.7%	$31,330	61.9%	$5,002	16.0%
China	2,371	4.2	2,624	5.2	(253)	(9.6)
Rest of World	17,426	31.1	16,680	32.9	746	4.5
	$56,129	100.0%	$50,634	100.0%	$5,495	10.9%

	Nine Months Ended September 30,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
North America	$100,696	66.6%	$94,750	60.0%	$5,946	6.3%
China	8,877	5.9	9,134	5.8	(257)	(2.8)
Rest of World	41,594	27.5	54,145	34.2	(12,551)	(23.2)
	$151,167	100.0%	$158,029	100.0%	$(6,862)	(4.3)%

Geographic revenue information is based on the location to which we ship our products. The increases in North America revenue for the three and nine months ended September 30, 2024 compared to the same periods in 2023, were primarily attributable to increased revenue from the Aerospace and Defense market as previously discussed, offset partially by decreased revenue from the Industrial market.

The decrease in China revenue for the three months ended September 30, 2024 compared to the same period in 2023 was the result of decreased revenue from the Microfabrication and Industrial markets. The decrease in China revenue for the nine months ended September 30, 2024 compared to the same period in 2023 was driven by a decreased in revenue from the Industrial market offset partially by an increase in revenue from the Microfabrication market.

The increase in Rest of World revenue for the three months ended September 30, 2024 compared to the same period in 2023 was the result of increased revenue from the Aerospace and Defense and Microfabrication markets, offset partially by decreased revenue from the Industrial market. The decrease in Rest of World revenue for the nine months ended September 30, 2024 compared to the same period in 2023 was the result of decreased revenue from both the Industrial and Microfabrication markets, offset partially by increased revenue from the Aerospace and Defense market.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$12,475	$704	$(629)	$12,550
Gross margin	30.3%	4.7%	NM*	22.4%

	Nine Months Ended September 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$30,261	$3,456	$(1,829)	$31,888
Gross margin	28.8%	7.5%	NM*	21.1%

	Three Months Ended September 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$9,596	$850	$(508)	$9,938
Gross margin	25.2%	6.8%	NM*	19.6%

	Nine Months Ended September 30, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$35,860	$2,320	$(1,871)	$36,309
Gross margin	30.2%	5.9%	NM*	23.0%
*NM = not meaningful

The increase in Laser Products gross margin for the three months ended September 30, 2024 compared to the same period of 2023 was driven primarily by positive changes in sales mix and increases in ASPs in the Aerospace and Defense market. Our average gross margins on sales for the Industrial market have been lower than those for the Microfabrication and Aerospace and Defense markets. The decrease in Laser Products gross margin for the nine months ended September 30, 2024 compared to same period of 2023, was driven by the impact of lower production volumes on fixed manufacturing costs due to the decrease in overall customer demand, partially offset by positive changes in sales mix.

The decrease in Advanced Development gross margin for the three months ended September 30, 2024 compared to the same period in 2023 was driven by changes in the composition of research and development contracts and a increase in the estimated cost at completion on a significant fixed priced contract in the third quarter of 2024. The increase in Advanced Development gross margin for the nine months ended September 30, 2024 compared to the same periods in 2023 was primarily the result of changes in the composition of research and development contracts. The nine month period ended September 30, 2024 included more revenue from fixed priced contracts that carried higher average gross margins than cost-plus fixed fee contracts during the period.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended September 30,		Change
	2024	2023	$	%
Research and development	$11,328	$10,744	$584	5.4%

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Research and development	$33,723	$34,049	$(326)	(1.0)%

The increase in research and development expense for the three months ended September 30, 2024 compared to the same period in 2023 was primarily attributable to an increase in employee compensation costs and project-related spending, offset partially by a decrease in stock-based compensation of $0.6 million. The decrease in research and development expense for the nine months ended September 30, 2024 compared to the same period in 2023 was driven by a decrease in stock-based compensation of $1.7 million, offset partially by increases in employee compensation costs and project-related spending.

Sales, General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	$	%
Sales, general, and administrative	$13,021	$11,725	$1,296	11.1%

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Sales, general, and administrative	$37,372	$34,684	$2,688	7.7%

The increases in sales, general and administrative expense for the three and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily due to increases in bad debt expense and stock-based compensation of $0.3 million and $1.1 million for the three and nine months ended September 30, 2024, respectively.

Interest Income, net

	Three Months Ended September 30,		Change
	2024	2023	$	%
Interest income, net	$394	$303	$91	30.0%

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Interest income, net	$1,308	$990	$318	32.1%

The increases in interest income, net, for the three and nine months ended September 30, 2024, compared to the same periods in 2023, were driven by increases in interest rates and increased investment in marketable securities.

Other Income, net

	Three Months Ended September 30,		Change
	2024	2023	$	%
Other income, net	$1,331	$536	$795	148.3%

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Other income, net	$2,594	$1,997	$597	29.9%

Changes in other income, net, are primarily attributable to realized gains on the sale of marketable securities and changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2024	2023	$	%
Income tax expense (benefit)	$261	$187	$74	39.6%

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Income tax expense (benefit)	$525	$(1,005)	$1,530	152.2%

We record income tax expense for taxes in our foreign jurisdictions including Austria, Finland, Italy, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability in the United States and China, we continue to maintain a full valuation allowance in these jurisdictions as of September 30, 2024.

The increase in income tax expense for the nine months ended September 30, 2024 compared to the same period in 2023 is primarily due to a benefit for expiring statutes of limitations on unrecognized tax positions in the second quarter of 2023 and accrued interest on unrecognized tax positions. The increase in income tax expense for the three months ended September 30, 2024 compared to the same period in 2023 was mainly driven by an increase in income in foreign jurisdictions.

Liquidity and Capital Resources

We had cash and cash equivalents and restricted cash of $41.7 million and $53.5 million as of September 30, 2024 and December 31, 2023, respectively. In addition, we had marketable securities of $65.2 million and $59.7 million at September 30, 2024 and December 31, 2023, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities decreased by $6.2 million from December 31, 2023 to September 30, 2024.

For the nine months ended September 30, 2024, our principal source of liquidity was cash collected from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$1,528	$9,687
Net cash used in investing activities	(10,923)	(13,163)
Net cash used in financing activities	(2,369)	(2,062)
Effect of exchange rate changes on cash	12	(198)
Net decrease in cash, cash equivalents and restricted cash	$(11,752)	$(5,736)

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2024, net cash provided by operating activities was $1.5 million, which was the result of a $35.8 million net loss, offset by a decrease in net working capital of $2.7 million and non-cash expenses totaling $34.7 million related primarily to depreciation, amortization, and stock-based compensation. The decrease in net working capital in the nine months ended September 30, 2024 was driven by a $3.3 million decrease in inventory, a $1.0 million decrease in prepaid expenses and other current assets, a $4.6 million increase in accounts payable and a $2.5 million increase in accrued and other long-term liabilities. These increases were offset by a $2.1 million increase in accounts receivable, a $3.4 million increase in other assets, net, a $1.9 million decrease in deferred revenues and a $1.5 million decrease in lease liabilities.
Net Cash Used in Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $10.9 million, which was driven by the net purchase of marketable securities of $5.6 million and capital expenditures of $5.3 million.

Net Cash Used in Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $2.4 million, which consisted of taxes paid on the net settlement of stock awards of $3.9 million, partially offset by proceeds from stock option exercises and employee stock plan purchases of $1.6 million.

Credit Facilities

We have a $40.0 million revolving line of credit, or LOC, with Banc of California dated September 24, 2018, which is secured by our assets.

On September 27, 2024, we amended the LOC to extend the maturity date to September 24, 2027, updated financial covenants, and amend the unused line fee and interest rate applicable to revolving loans.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at September 30, 2024 and we were in compliance with all covenants.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2024, If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see Note 12 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this report.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, effective as of September 24, 2024, by and between nLIGHT, Inc. and Banc of California (f/k/a Pacific Western Bank)	8-K	001-38462	10.1	September 27, 2024
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NLIGHT, INC.
(Registrant)

November 8, 2024	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2024	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

November 8, 2024	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)