Form 10-K
period 2024-12-31
NLIGHT, INC.
filed 2025-02-28
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on the last business day of its most recently completed second fiscal quarter (June 30, 2024), as reported on the Nasdaq Global Select Market, was approximately $507.7 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 26, 2025, the registrant had 49,030,981 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

Auditor Firm ID: 185              Auditor: KPMG LLP          Auditor Location: Portland, Oregon

PART I

ITEM 1. BUSINESS
Overview

nLIGHT, Inc., headquartered in Camas, Washington, is a leading provider of high‑power semiconductor and fiber lasers for aerospace and defense, industrial, and microfabrication applications.

We operate in two reportable segments, consisting of the Laser Products segment and the Advanced Development segment.

Laser Products

Overview
We design, manufacture, and sell a range of high-power semiconductor lasers and fiber lasers that are typically integrated into laser systems or manufacturing tools built by our customers. We also make high energy pulsed fiber lasers, fiber amplifiers, and beam combination and control systems for use in high-energy laser (HEL) systems for directed energy, and laser sensing systems used in a wide range of defense applications. Our vertical integration enables us to develop products that leverage the same underlying technology, thereby enabling us to offer innovative and reliable products to customers in each of our end markets.

Semiconductor Lasers
We sell high-power semiconductor lasers with a broad range of power levels, wavelengths, and output fiber sizes. Our semiconductor lasers are typically used as an integrated energy source for our OEM customers’ solid-state lasers, which are primarily used in a wide range of aerospace and defense and microfabrication applications. The core building block of our products is a compound semiconductor laser chip manufactured from a gallium arsenide wafer. We use our patented multiplexed single-chip architecture to combine and package multiple semiconductor laser chips into what we believe are the most brilliant semiconductor lasers commercially available.

Fiber Lasers
We offer programmable and serviceable high-power fiber lasers primarily for use in aerospace and defense and industrial applications. Our fiber lasers use a proprietary active fiber that is doped with a rare-earth element to amplify the light from multiple of our semiconductor lasers into a brighter, more powerful laser beam. Our single- and multi-mode fiber lasers enable fast, high-quality, and efficient processing of materials. Our fiber lasers offer many features, including all-fiber programmable beam sizes and shapes, programmable waveforms, high-speed waveform modulation capabilities, pulsed operation, hardware back-reflection suppression, operability in harsh environments, quick and easy serviceability, and exceptional power stability. The programmability and wide operating range of our fiber lasers make them easy for our customers to use and expands their applicability. For example, in some cases, a single programmable fiber laser with the ability to program the size and shape of its output beam can take the place of several less flexible lasers. We have also designed our fiber lasers to be easily field serviceable, which results in higher machine uptime, lower cost of ownership and improved customer experience.

Fiber Amplifiers
We design, manufacture and sell high-performance fiber amplifiers, offering high efficiency, compact design, and superior beam quality for a wide range of aerospace and defense, and industrial applications. These components amplify optical signals directly within optical fibers, eliminating the need for bulky free-space optics. By leveraging doped fiber cores, our fiber amplifiers deliver high power outputs with excellent thermal management, making them ideal for demanding aerospace and defense markets. We believe our latest generation of fiber lasers are best-in-class in delivering the highest power while minimizing size and weight, which are critical decision criteria for our laser sensing and directed energy applications. Our fiber amplifier technology remains central to our commitment to delivering cutting-edge laser solutions for our diverse set of customers.

Advanced Development

Overview
Our Advanced Development segment is dedicated to driving innovation and expanding our technological leadership in the field of directed energy and laser sensing. Our advanced development programs focus on research, design, and prototyping of next-generation laser technologies, leveraging our expertise in high-power laser technology development, beam control, and advanced optics. Structured to foster collaboration between engineering, research, and product development teams, our advanced development programs combine dedicated resources and facilities with deep technical expertise to deliver cutting edge solutions. Centered around providing governmental agencies with next-generation laser technologies and solutions, our capabilities include the development of custom high-power fiber lasers and advanced beam combining technologies. By aligning our innovation efforts with strategic growth and defense initiatives – directed energy and laser sensing, in particular – our Advanced Development segment plays a critical role in maintaining our competitive edge and driving long-term value creation.

Markets

We sell our products into three primary end markets: Aerospace and Defense, Industrial, and Microfabrication.

Aerospace and Defense
Lasers are used today in a variety of aerospace and defense applications, such as range finding, imaging, communications, and directed energy defense systems. Pulsed laser technologies are also increasingly being used for a wide range of sensing applications including long range precision targeting, remote sensing, counter-sensor, communications, and intelligence, surveillance and reconnaissance (ISR) applications. Directed energy defense systems utilize concentrated electrical or optical energy rather than chemical or kinetic force to incapacitate, damage, disable or destroy a wide range of threats. Compared to conventional weapons, directed energy weapons using high-power fiber lasers offer ultra-precise targeting, low cost per use and a nearly unlimited magazine. Over the past decade, directed energy technologies have improved steadily, culminating in a series of successful demonstrations of significantly higher power, multi-kilowatt systems. We announced several Department of Defense sponsored programs and awards which have been tasked with delivering proprietary components, high-power lasers and advanced optics to various entities in support of next-generation defense systems.

Industrial
The productivity, efficiency and versatility offered by programmable fiber lasers have been critical in making them a key part of the evolution of the industrial ecosystem. Material processing applications, such as cutting, welding, additive manufacturing, cladding, and heat treating, comprise most of the industrial laser market. Programmable fiber lasers continue to replace CO2 lasers and other non-laser techniques for sheet metal cutting, due to their significantly faster speed, higher quality and lower cost when used across a wide range of metals. Programmable fiber lasers have also expanded into other applications such as cutting metal tubes and other three-dimensional parts, and are beginning to displace plasma for thick metal cutting.

Fiber lasers are also increasingly being used in welding applications, where they can achieve deeper penetration with fewer heat affected zones than traditional methods like arc welding. These advantages have enabled fast adoption of fiber lasers across the electric vehicle battery, automotive, and energy industries where system productivity, high level of automation, and versatility are critical.

In addition to improving traditional manufacturing processes, fiber lasers are also enabling new technologies such as metal additive manufacturing. Additive manufacturing is chosen for fabrication as it enables the manufacturing of designs not feasible with traditional technologies such as casting, forging or machining. Additive manufacturing can be integrated into existing production lines and mitigate long lead-time issues and enhance performance in critical sub-systems. Fiber lasers provide the power needed to melt metal powders or wire to form functional products for use in industries such as aerospace, defense, automotive, medical, and energy. Advancements in laser technology are critical in enabling manufacturers to produce ever-larger parts with more complex geometries at faster speeds and lower costs. The need for larger more productive machines has driven a trend towards multi-laser systems that are increasingly demanded by additive manufacturing customers. Overall, the trend towards an increased number of lasers in additive manufacturing machines is driving strong growth in the laser market.

Microfabrication
Microfabrication refers to the process of creating three-dimensional microscale structures, typically by ablating, annealing, etching, drilling, or precision marking. Many of the microscale features incorporated into products in the automotive, electronics, medical, semiconductor and other markets are made commercially viable by laser-based precision manufacturing techniques. Preferences for brighter, more vibrant displays in mobile phones, tablets and televisions, and the desire for thinner products with improved battery life and energy efficiency are placing greater importance on the need for components that are smaller, more robust and less expensive, which we believe will continue to drive demand for lasers.

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

Customers

We sell to and support over 300 customers worldwide. A few customers drive a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 72%, 66% and 63% of our revenues in 2024, 2023 and 2022, respectively. Our global customers include BAE Systems, KORD Technologies, Mazak, MKS Instruments, Northrop Grumman, Raytheon Technologies, and the U.S. Government.

Information concerning revenue by end-market, geographic region based upon ship-to location, and segment appears under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 2 and 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Backlog

Backlog represents firm orders that have been received for products, the remaining funded value of research and development contracts, and other services for which a contractual agreement is in place and delivery or performance is expected to occur. Backlog totaled $167.0 million and $108.4 million as of December 31, 2024 and 2023, respectively. All of the backlog as of December 31, 2024 is expected to be filled within the next 24 months. Our backlog is not necessarily indicative of revenues for any specific future period due to possible order cancellations or deferrals, and shipping or acceptance delays. Delays in delivery schedules or a reduction in backlog during any period could have a material adverse effect on our business and results of operations.

Backlog excludes the unfunded portion of our government contracts because these contracts are typically only partially funded at any point during their term, and all or some of the work to be performed under these contracts may remain unfunded unless and until the contract is modified and additional funding is allocated to the contract. As of December 31, 2024, the unfunded value of our government contracts totaled $231.5 million.

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

We also use a third-party contract manufacturer, located in Thailand, to package certain of our semiconductor lasers used in commercial applications. We outsource manufacturing, components and materials when we believe that a manufacturing process, or specific component to be manufactured, by itself, does not provide enough competitive advantage to warrant investment in the capital and human resources necessary for the process implementation or the component's manufacture. We work with our suppliers in these situations to ensure consistent quality and delivery performance. In many cases, components are custom manufactured for us based on our proprietary specifications. During 2024, we ceased all manufacturing activities in China and transferred those products and capabilities either to our contract manufacturer in Thailand or to our automated production line in Camas, WA.

We purchase certain raw materials and components used to manufacture our products and other components, such as semiconductor wafer substrates, fiber laser chip packages, optics, and other materials, from single or limited-source suppliers. We typically purchase our materials through purchase orders or agreed-upon terms and conditions, and we do not have guaranteed supply arrangements with many of these suppliers. To mitigate raw material supply risks, we take a variety of actions such as second source qualification, accumulation of safety stock and vendor surveillance.

Our primary manufacturing facilities are located in Vancouver, Washington; Camas, Washington; Hillsboro, Oregon and Lohja, Finland.

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

As of December 31, 2024 we had nearly 800 full-time employees worldwide. Of our total full-time employees, approximately 650 were based in the United States. In Austria, employees have the legal capacity to make collective agreements, and in Finland, certain employees belong to labor unions for their specialty. There are no labor unions to which our employees belong in any other location. We have not experienced any employee-led work stoppages at any of our facilities. We consider our relationship with our employees to be good.

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

The industries in which we operate have significant price and technological competition. We compete with companies providing semiconductor and fiber lasers, and with companies offering conventional laser or non-laser solutions for the applications we target. Some of our competitors are larger and have substantially greater manufacturing, financial and research and development resources and larger installed customer bases than we do. Some of these competitors may receive government subsidies allowing them to compete more aggressively. These companies will likely be able to expand into broader products, geographies, and end markets, which may result in additional competitive pressures on us. Certain competitors also have higher sales volume than we do, which can enable them to lower the prices of their products. Additionally, the merger or consolidation of significant competitors would result in competitors with greater resources, which may enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Moreover, our OEM customers' internal production of laser technologies presents additional competitive pressure. To compete, we have reduced prices of some of our products in the past and we may be forced to lower our prices further in the future, which could negatively impact our revenues and gross margins. To remain competitive, we believe that we will be required to continue to invest significantly in research and development and manufacturing facilities. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to compete successfully. Any failure to compete successfully will materially adversely affect our business, financial condition, results of operations and growth prospects.

Changes in the markets we serve could materially adversely affect our revenues and profitability.

Our results of operations may vary based on the impact of changes in the markets we serve or in the global economy. The Aerospace and Defense market is largely dependent on government budgets, in particular defense budgets, which are driven by numerous factors, including geopolitical events, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities, all of which are beyond our control. Many of our customers in the defense industry are subcontractors that must negotiate our proposals with the U.S. government. Our continuing relationship with these customers and the ability of these customers to pay for our products is dependent on the U.S. government's decision to accept or reject our customers' terms, which can be delayed for a substantial period of time and is largely outside of our control. Such delays could result in decreased revenues and could materially adversely affect our results of operations in any given period. For our products sold to the Industrial market, we believe demand is largely based on general economic conditions and we cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. For the Microfabrication market, a portion of our revenues depends on the demand for our products from semiconductor equipment companies. The semiconductor equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for manufacturing equipment, including laser-based tools and systems, which limits our ability to predict our business prospects and financial results in this market.

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

The markets for our products are characterized by rapid technological change, frequent product introductions, substantial capital investment, volatility of product supply and demand, changing customer requirements and evolving industry standards. Our future performance depends in part on our successful development, introduction and market acceptance of new and enhanced products that address these changes and current and potential customer requirements. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release, or if there is any delay in development or introduction of our new products or enhancements of our products, our business, financial condition, results of operations and growth prospects would be materially adversely affected. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

•changing product specifications and customer requirements;
•unanticipated engineering complexities;
•expense reduction measures we have implemented, and others we may implement, to conserve our cash and attempt to sustain profitability;
•difficulties in hiring and retaining necessary technical personnel;
•difficulties in reallocating engineering resources and overcoming resource limitations; and
•changing market or competitive product requirements.

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

Products in the laser industry generally, and our products specifically, have experienced and may in the future experience a significant decline in average selling prices (ASPs) on maturing products due to increased competition and price pressures from customers, particularly in the Industrial market. As competing products become more widely available, the ASPs of our products may decrease, and such decreases may vary by product and market. Due to the fixed cost of production, the average cost per unit of our products typically declines as our production volumes rise. For this reason, we may decide to offer products at ASPs that result in low initial gross margins to us with an intention to drive sales and production volumes higher, in turn lowering our average cost per unit. Because of these factors, we have experienced, and we may continue to experience, fluctuations in our results of operations on a quarterly or annual basis. If the ASPs of our products decline and we are unable to increase our unit volumes, introduce new or enhanced products with higher ASPs or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our gross margins could decline, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We rely on a small number of customers for a significant portion of our revenues, and we expect this customer concentration will continue in the future. We generally do not enter into long-term purchase agreements with our customers that obligate them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us, develops its own products instead of using ours, replaces us as a vendor for certain products or suffers downturns in its business resulting in a cancellation of orders or an inability to place new orders from us, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

When there are changes in market demand, we must be able to rapidly and effectively increase or decrease our manufacturing capacity in the appropriate locations. Failure to do so may cause a loss of business to competitors, negatively impact our relationships with customers, or negatively impact our gross margins. To maintain our competitive position and to meet anticipated demand for our products, we have invested significantly in the expansion and automation of our manufacturing and operations throughout the world and may continue to do so in the future. If the demand for our products does not increase or if our revenues decrease from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which could in turn materially adversely affect our gross margins and profitability. Expansion activities can also cause disruptions to existing manufacturing capabilities. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the addition of new equipment or opening of new manufacturing facilities are resolved.

If we are unable to develop new products, applications and end-markets and increase our market share in existing applications, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

Our future success will depend in part on our ability to continue to generate sales in new and developing markets and applications for lasers such as additive manufacturing within the industrial market, and directed energy within the aerospace and defense market. Our current and potential customers may have substantial investment in, and know-how related to, their existing laser and non-laser technologies, and they may be reluctant to change from incumbent suppliers or cease using their own solutions, or we may miss the design and procurement cycles of our customers. Many of our target markets have historically been slow to adopt new technologies and these markets often require long testing and qualification periods or lengthy government approval processes before admitting new suppliers or adopting new technologies.

Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to rapidly achieve increased production volume. If we are unable to implement our strategy to develop new applications and end markets for our products or develop new products, our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, any newly developed or enhanced products may not achieve market acceptance or may be rendered obsolete or less competitive by the introduction of new products by other companies.

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

Because we generally do not enter into long-term purchase commitments with our customers, our product revenues can be difficult to predict, which could lead to excess or obsolete inventory and materially adversely affect our results of operations.

Our Laser Products business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. If we are unable to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, we could incur significant expenses, and our business, financial condition, results of operations and growth prospects may be materially adversely affected.

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

Also, we purchase certain raw materials and components, which are key elements to manufacture our products and other components, such as semiconductor wafer substrates, fiber laser chip packages, optics, and other materials, from single- or limited-source suppliers. We generally do not have guaranteed supply arrangements with our suppliers. Our key suppliers may not have the ability to increase their production in line with our customers' demands. This can become acute during times of high growth in our customers' businesses. As a result, we have experienced, and may in the future experience, longer lead times or delays in fulfillment of our orders. Furthermore, other than our current suppliers, there may be a limited number of entities from which we could obtain these supplies. In addition, if quality issues arise with these outsourced materials and go undetected by us, the use of such defective materials in our products could compromise their quality and harm our reputation.

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

In addition, a product liability claim brought against us, even if unsuccessful, could be time-consuming and costly to defend, divert management’s attention and could harm our reputation. We cannot assure investors that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.

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

We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations including restructuring charges in the fourth quarter of 2023 and 2024. Factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

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
• foreign currency fluctuations;
•     the impact of public health crises, geopolitical events and macroeconomic conditions on our business, results of operations and financial condition;
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

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. These laws and regulations impose terms or rights that are often more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. government may terminate any of our government contracts and, in general, subcontracts, at their convenience, as well as for default. Additionally, changes in government spending could have adverse consequences on our financial position, results of operations and business. The funding of our contracts is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors, including geopolitical events and macroeconomic conditions. The U.S. government contracting party may require us to increase or decrease production of certain solutions sold to the U.S. government, or to prioritize deliveries to the U.S. government due to changes in U.S. national security strategy and/or priorities or other reasons, which could adversely impact production and delivery of other products or sales to other customers. In addition, the U.S. government retains rights to intellectual property developed in connection with a government contract. The U.S. government could exercise these rights in certain circumstances in the future, which could have the effect of decreasing the benefit we are able to realize commercially from such intellectual property.

U.S. government agencies routinely audit and investigate government contractors and can decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. We have unaudited and unsettled incurred cost claims related to past years, which places risk on our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring. If an audit or investigation uncovers improper or illegal activities or if we fail to comply with government contracting laws, regulations and contract requirements, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business. Any such imposition of penalties, or the loss of such government contracts, could materially adversely affect our business, financial condition, results of operations and growth prospects. Responding to any investigation or action relating to government contracts could result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. For example, the U.S. government has continued to expand controls restricting the ability to send certain products and technology related to lasers, semiconductors, semiconductor manufacturing and supercomputing to and within China and additional destinations. These expanded controls include imposing additional licensing requirements on exports, re-exports, and transfers of certain integrated circuits (ICs) and products containing those circuits to and within China and additional destinations. In many cases, these licenses are subject to a policy of denial. Proposed regulations would impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of AI models. In addition, the U.S. government also continues to add additional entities in China and elsewhere to restricted party lists impacting the ability of U.S. companies to provide products and technology to these entities. These controls may impact our ability to export certain products and technology to China and other destinations and restrict our ability to use certain ICs in our products.

It is also possible that the Chinese government will retaliate in ways that could impact our business. For example, China has announced export license requirements on certain materials used in, among other things, the production of semiconductors, optical components, and other electronic devices including germanium and gallium. China also has announced a new export control regime.

Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. These restrictions could impact the cost of components or inputs used to produce our products.

We must export our products in compliance with U.S. export controls, and we may not always be successful in obtaining necessary export licenses. Denials of export licenses or limitations imposed by these laws on our ability to export or sell our products, may harm our international and domestic revenues. Furthermore, noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. Any failure to adequately comply with these laws could result in civil fines or suspension or loss of our export privileges, as well as substantial expense and diversion of management resources and attention, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We are subject to anti-corruption and anti-bribery laws and anti-money laundering laws and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to U.S. and foreign anti-corruption and anti-bribery laws, such as the Foreign Corrupt Practices Act of 1977 (FCPA), and anti-money laundering laws and similar laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees, agents, representatives, business partners and third-party intermediaries from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from persons in the public and private sectors. We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners and third-party intermediaries, even if we do not explicitly authorize or have actual knowledge of such activities. Our operations and sales in China, India, Brazil, and the Middle East in particular, as well as other countries, increases our risks under these laws.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with these laws, we cannot assure you that our employees, agents, representatives, business partners and third-parties intermediaries will not take actions that violate our policies or applicable law, for which we may ultimately be held liable.

Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our business, reputation, financial condition, results of operations and growth prospects. In addition, responding to any investigation or action will likely result in a significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees.

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

Many countries, and organizations such as the Organization for Economic Cooperation and Development, have enacted or proposed changes to existing tax laws, including a proposed 15% global minimum tax. Any of these developments or changes in U.S. federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates or tax payments will not be adversely affected by these or other developments or changes in law.

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

From time to time, we may become involved in various claims, lawsuits, government investigations, other legal or regulatory proceedings, or commercial or contractual disputes relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, contractual, product liability, employment, class action, whistleblower and other litigation and claims, commercial or contractual disputes, and governmental and other regulatory investigations and proceedings. Such matters, regardless of their merits, can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, cause us to enter into royalty or licensing arrangements, harm our reputation or require us to change our technology or business practices. In addition, the expense of litigation or other forms of dispute resolution or settlement, and the timing of this expense from period to period, is difficult to estimate, subject to change and could adversely affect our business, financial condition, results of operations and growth prospects. Because of the potential risks, expenses and uncertainties of litigation, investigations and disputes, we may, from time to time, agree to settle even where we have meritorious claims or defenses. The results of litigation, investigations, claims, regulatory proceedings and commercial or contractual disputes cannot be predicted with certainty, and determining reserves for such matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if such matters are resolved in our favor or without significant cash settlements, such matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and growth prospects.

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

From time to time, we have been notified of allegations and claims that we may be infringing patents or otherwise violating intellectual property rights owned by third parties. In the future, we may be a party to litigation because of an alleged infringement, misappropriation, or other violation of others' intellectual property, whether through direct claims or by way of indemnification claims of our customers or suppliers. If any pending or future intellectual property-related litigation proceedings result in an adverse outcome, then we could be required to:

•cease the manufacture, use or sale of the infringing products, processes, or technology;
•pay substantial damages for infringement;
•expend significant resources to develop non-infringing products, processes, or technology;
•license technology from the party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•cross-license our technology to a competitor or commit to covenant-not-to-sue to resolve an infringement claim, which could weaken our ability to compete with that competitor; or
•pay substantial damages to our direct or indirect customers to cause our end users to discontinue their use of, or replace, infringing products with non-infringing products.

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

As of December 31, 2024, we had estimated U.S. federal and state net operating loss carryforwards (NOLs) of $169.6 million and $52.9 million, respectively, and federal research and development credit carryforwards of $9.9 million, which we may use to reduce future taxable income or income taxes due. Some of the NOLs and U.S.

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

The trading price of our common stock has been and is likely to continue to be volatile. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance, stock market valuations and volatility in the market prices of other technology companies generally, or those in our industry in particular;
•actual or anticipated quarterly variations in our results of operations or those of our competitors;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•manufacturing, labor or supply interruptions;
•developments with respect to intellectual property rights;
•our ability to develop and market new and enhanced products on a timely basis;
•commencement of, or our involvement in, litigation;
•major changes in our Board of Directors, management or key personnel;
•changes in governmental regulations or in the status of our regulatory approvals;
•actual or perceived privacy, data protection or cybersecurity breaches or incidents;
•the trading volume of our stock;
•any future sales or repurchases of our common stock or other securities, or the perception that these sales or repurchases could occur;
•failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•spending on defense-related projects by the U.S. government;
•the impact of public health crises, geopolitical events and macroeconomic conditions on our business, results of operations and financial condition;
•fluctuations in the values of companies perceived by investors to be comparable to us;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; and
•general economic conditions and slow or negative growth of related markets.

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

Provisions of our certificate of incorporation and bylaws could depress the trading price of our common stock by acting to discourage, delay or prevent a change in our control or management that our stockholders may deem advantageous. Among other things, our certificate of incorporation and bylaws:

•permit the Board of Directors to issue up to five million shares of preferred stock, with any rights, preferences and privileges as they may designate;
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
•prohibit cumulative voting;
•provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer (or president, in the absence of a chief executive officer) or by the Board of Directors; and
•provide that stockholders will be permitted to amend our certificate of incorporation and our bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

We are committed to maintaining robust governance and oversight of our information technology and security systems to maintain our facilities’ physical security and to protect the security of proprietary and confidential information, including that of our customers, suppliers and employees. Information about information technology and security risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “A breach of our information technology and security systems could materially adversely affect our business.”

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

While we, like any technology-dependent company operating in the current environment, have experienced cybersecurity incidents in the past, we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations. However, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in, among other things: unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, claims and litigation by affected parties, investigations by and other proceedings involving governmental authorities and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners.

Our cybersecurity risks and associated mitigations are evaluated by senior leadership and subject to oversight by the Information Technology and Security Committee of our Board of Directors. Our cybersecurity program is managed by our Senior Director of IT & Information Security, who is a Certified Information Systems Security professional (CISSP) and reports to our Chief Operating Officer. Our Chief Operating Officer and Senior Director of

IT and Information Security provide periodic briefings about our cybersecurity risk management to the Information Technology and Security Committee.

ITEM 2. PROPERTIES
Our principal facilities are owned or leased and include the following:

Location	Lease Expiration	Approximate Size (sq. ft.)	Primary Functions	Segment(s)
Camas, Washington	Owned	164,600	Corporate headquarters, manufacturing and distribution, product design, research and development, sales, marketing and administration	Laser Products, Advanced Development
Vancouver, Washington	November 30, 2024 - May 31, 2035	92,400	Manufacturing and distribution, product design, research and development, service and repair, and administration	Laser Products, Advanced Development
Hillsboro, Oregon	January 31, 2033	30,200	Manufacturing and distribution, and product design	Laser Products
Longmont, Colorado	July 31, 2028 - February 28, 2029	62,600	Research and development	Advanced Development
Lohja, Finland	March 31, 2025	31,800	Manufacturing and distribution, product design, research and development and administration	Laser Products
Shanghai, China	January 31, 2025 ‑ November 30, 2025	66,500	Sales and administration, service and repair, product design, research and development	Laser Products

ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 12, Commitments and Contingencies, of Notes to our Consolidated Financial Statements included elsewhere in this report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol "LASR." As of February 26, 2025, there were 87 registered holders of record of our common stock.

Repurchase of Common Stock

In November 2019, our Board of Directors authorized a program to repurchase up to $10 million of our outstanding common stock. During the year ended December 31, 2024, we did not repurchase any shares and, as of December 31, 2024, $10 million remained available for future repurchases.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the Nasdaq Composite Index, the Russell 2000 Index, and the S&P 600 Technology Hardware & Equipment Industry Group Index. The graph covers the period from December 31, 2019 through December 31, 2024. No cash dividends have been declared on shares of our common stock. This graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2019.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among nLIGHT, Inc., the Nasdaq Composite Index, the Russell 2000 Index, and the S&P 600 Technology Hardware & Equipment Industry Group Index

$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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

Revenues decreased to $198.5 million in the year ended December 31, 2024 compared to $209.9 million in 2023 due to a decrease in sales in the Laser Products segment that was partially offset by an increase in sales in the Advanced Development segment. We generated a net loss of $60.8 million for the year ended December 31, 2024 compared to a net loss of $41.7 million in 2023.

Factors Affecting Our Performance

Demand for our Products and Solutions

Our revenue depends largely on market conditions, competitive pressure, and achievement of design wins. We consider a design win to occur when a customer notifies us that it has selected one of our products to be incorporated into a product or system under development by such customer. In the Aerospace and Defense market, our business also depends in large part on continued investment in laser technology by the U.S. government and its allies, and our ability to continue to successfully develop leading technology in this area and commercialize that technology in the future.

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

Manufacturing Costs and Gross Margins

Product gross profit, in absolute dollars and gross margin, may fluctuate from period to period based on product sales mix, sales volumes, changes in ASPs, production volumes, the corresponding absorption of manufacturing overhead expenses, the cost of purchased materials, production costs and manufacturing yields. Product sales mix can affect gross profits due to variations in profitability related to product configurations and cost profiles, customer volume pricing, availability of competitive products in various markets, and new product introductions, among other factors. Even though certain of our products are built offshore by contract manufacturers, capacity utilization affects gross margin because of the fixed cost associated with our U.S.-based manufacturing capabilities. Change in sales and production volumes impact absorption of fixed costs, manufacturing efficiencies and production costs.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Year Ended December 31,
	2024	2023	2022
Revenue:
Products	68.8%	74.6%	79.6%
Development	31.2	25.4	20.4
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	54.4	54.4	60.0
Development	29.0	23.6	19.0
Total cost of revenue	83.4	78.0	79.0
Gross profit	16.6	22.0	21.0
Operating expenses:
Research and development	22.7	22.0	22.2
Sales, general and administrative	24.8	21.8	19.9
Restructuring	2.2	0.4	1.6
Total operating expenses	49.7	44.2	43.8
Loss from operations	(33.1)	(22.2)	(22.8)
Other income (expense):
Interest income, net	0.9	0.5	0.2
Other income, net	1.6	1.3	0.1
Loss before income taxes	(30.6)	(20.4)	(22.4)
Income tax (benefit) expense	—	(0.5)	0.1
Net loss	(30.6)%	(19.9)%	(22.5)%

Revenues by End Market

Our revenues by end market were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
Industrial	$45,615	23.0%	$71,044	33.8%	$(25,429)	(35.8)%
Microfabrication	43,393	21.8	47,483	22.6	(4,090)	(8.6)
Aerospace and Defense	109,540	55.2	91,394	43.6	18,146	19.9
	$198,548	100.0%	$209,921	100.0%	$(11,373)	(5.4)%

	Year Ended December 31,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
Industrial	$71,044	33.8%	$91,098	37.6%	$(20,054)	(22.0)%
Microfabrication	47,483	22.6	62,769	25.9	(15,286)	(24.4)
Aerospace and Defense	91,394	43.6	88,191	36.4	3,203	3.6
	$209,921	100.0%	$242,058	100.0%	$(32,137)	(13.3)%

The decrease in Industrial market revenue for 2024 compared to 2023 was primarily the result of decreased unit sales across all regions due to deteriorating market conditions and lower customer demand in cutting and additive manufacturing. The decrease in Microfabrication market revenue for 2024 compared to 2023 was primarily attributable to decreased unit sales of semiconductor lasers in EMEA(1) and Asia Pacific, offset partially by increased unit sales in North America. The increase in Aerospace and Defense market revenue for 2024 compared to 2023 was the result of increased unit sales of products due to higher demand, an increase in ASPs, and increased development revenue from development contracts awarded primarily in the second half of 2023.

The decreases in Industrial and Microfabrication market revenue for 2023 compared to 2022 were the result of decreased unit sales across all regions due primarily to lower customer demand and deteriorating market conditions. The increase in Aerospace and Defense market revenue in 2023 compared to 2022 was driven by new development contracts, offset partially by a decrease in product sales.

Revenues by Segment

Our revenues by segment were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
Laser Products	$136,659	68.8%	$156,666	74.6%	$(20,007)	(12.8)%
Advanced Development	61,889	31.2	53,255	25.4	8,634	16.2
	$198,548	100.0%	$209,921	100.0%	$(11,373)	(5.4)%

	Year Ended December 31,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
Laser Products	$156,666	74.6%	$192,658	79.6%	$(35,992)	(18.7)%
Advanced Development	53,255	25.4	49,400	20.4	3,855	7.8
	$209,921	100.0%	$242,058	100.0%	$(32,137)	(13.3)%

The decrease in Laser Products revenue for 2024 compared to 2023 was driven by decreased sales to both the Industrial and Microfabrication markets as discussed above, offset partially by increased sales to the Aerospace and Defense market. The increase in Advanced Development revenue for 2024 compared to 2023 was the result of increased activity on development contracts awarded primarily in the second half of 2023. All Advanced Development revenue is included in the Aerospace and Defense market.

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

Revenues by Geographic Region

Our revenues by geographic region were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
North America	$132,812	66.9%	$129,311	61.6%	$3,501	2.7%
Asia Pacific	38,137	19.2	45,765	21.8	(7,628)	(16.7)
EMEA(1)	27,599	13.9	34,845	16.6	(7,246)	(20.8)
	$198,548	100.0%	$209,921	100.0%	$(11,373)	(5.4)%
(1) EMEA consists of Europe, the Middle East, and Africa.

	Year Ended December 31,				Change
	2023	% of Revenue	2022	% of Revenue	Amount	%
North America	$129,311	61.6%	$137,454	56.8%	$(8,143)	(5.9)%
Asia Pacific	45,765	21.8	67,315	27.8	(21,550)	(32.0)
EMEA	34,845	16.6	37,289	15.4	(2,444)	(6.6)
	$209,921	100.0%	$242,058	100.0%	$(32,137)	(13.3)%

Geographic revenue information is based on the location to which we deliver our products and services.

The increase in North America revenue for 2024 compared to 2023 was the result of increased revenue from the Aerospace and Defense market and Microfabrication market, partially offset by decreased revenue from the Industrial market. The decrease in Asia Pacific revenue for 2024 compared to 2023 was the result of decreased revenue from all end markets. The decrease in EMEA revenue for 2024 compared to 2023 was the result of decreased revenue from the Industrial and Microfabrication markets, offset partially by increased revenue from the Aerospace and Defense market.

The decrease in North America revenue for 2023 compared to 2022 was the result of decreased revenue from the Industrial and Microfabrication markets, partially offset by an increase in revenue from the Aerospace and Defense market. The decrease in Asia Pacific and EMEA revenue for 2023 compared to 2022 was driven by decreases in revenue from the Industrial and Microfabrication markets as discussed above.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Year Ended December 31, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$31,094	$4,363	$(2,438)	$33,019
Gross margin	22.8%	7.0%	NM*	16.6%

	Year Ended December 31, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$44,891	$3,628	$(2,406)	$46,113
Gross margin	28.7%	6.8%	NM*	22.0%

	Year Ended December 31, 2022
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$50,063	$3,435	$(2,677)	$50,821
Gross margin	26.0%	7.0%	NM*	21.0%

*NM - Not meaningful.

The decrease in Laser Products gross margin for 2024 compared to 2023 was driven by the impact of lower sales and production volumes on fixed manufacturing costs due to the decrease in overall customer demand and inventory charges related to products for the Industrial market in the fourth quarter of 2024, offset partially by positive changes in sales mix. The increase in Advanced Development gross margin for 2024 compared to 2023 was not significant and was primarily the result of changes in the composition of research and development contracts.

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

Operating Expenses

Our operating expenses were as follows (dollars in thousands):

Research and Development

	Year Ended December 31,		Change
	2024	2023	Amount	%
Research and development	$45,107	$46,163	$(1,056)	(2.3)

	Year Ended December 31,		Change
	2023	2022	Amount	%
Research and development	$46,163	$53,773	$(7,610)	(14.2)

The decrease in research and development expense for 2024 compared to 2023 was driven by a decrease in stock-based compensation of $2.4 million, offset partially by increases in other employee compensation costs and project-related spending.

The decrease in research and development expense for 2023 compared to 2022 was due primarily to decreases in salary costs and project-related expenses, an increase in costs allocated from research and development to development projects, and a decrease in stock-based compensation of $1.8 million.

Sales, General and Administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%
Sales, general, and administrative	$49,257	$45,899	$3,358	7.3

	Year Ended December 31,		Change
	2023	2022	Amount	%
Sales, general, and administrative	$45,899	$48,258	$(2,359)	(4.9)

The increase in sales, general and administrative expense for 2024 compared to 2023 was primarily due to increases in bad debt expense of $2.3 million and stock-based compensation of $1.5 million. A higher allocation of costs from sales, general and administrative to development projects partially offset the overall increase in sales, general and administrative expense.

The decrease in sales, general and administrative expense for 2023 compared to 2022 was primarily due to a decrease in salary costs and incentive compensation, and an increase in administrative costs allocated from sales, general and administrative to development projects, partially offset by an increase in stock-based compensation of $1.2 million.

Restructuring

Restructuring included the following (in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%
Employee termination costs	$4,228	$737	$3,491	473.7
Other	63	79	(16)	(20)%
	$4,291	$817	$3,474	425.2%

	Year Ended December 31,		Change
	2023	2022	Amount	%
Employee termination costs	$737	$1,271	$(534)	(42.0)%
Write-off of long-lived assets	—	2,566	(2,566)	(100.0)
Other	79	55	24	43.6
	$817	$3,892	$(3,075)	(79.0)%

We implemented restructuring plans in the fourth quarters of 2024 and 2023 which resulted in reductions of headcount primarily in China, including the discontinuation of all manufacturing in China during the fourth quarter of 2024. During the fourth quarter of 2022, we implemented a restructuring plan which included headcount reductions in both the U.S. and China, and the write-down of certain in-process capital equipment projects related to production capacity that were never completed or placed into service.

Interest Income, net

Interest income, net was as follows (in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%
Interest income, net	$1,668	$1,342	$326	24.3

	Year Ended December 31,		Change
	2023	2022	Amount	%
Interest income, net	$1,342	$529	$813	153.7

The increases in interest income, net for 2024 compared to 2023 and 2023 compared to 2022 were driven by increases in interest rates and the average cash and cash equivalents held in interest-bearing accounts.

Other Income, net

	Year Ended December 31,		Change
	2024	2023	Amount	%
Other income, net	$3,100	$2,776	$324	11.7

	Year Ended December 31,		Change
	2023	2022	Amount	%
Other income, net	$2,776	$338	$2,438	721.3

The increases in other income, net, in 2024 compared to 2023 and in 2023 compared to 2022 were driven by realized gains on the sale of marketable securities.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2024	2023	Amount	%
Income tax benefit	$(76)	$(978)	$902	92.2

	Year Ended December 31,		Change
	2023	2022	Amount	%
Income tax expense (benefit)	$(978)	$344	$(1,322)	(384.3)

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, Austria, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability, we continue to maintain a full valuation allowance on deferred tax assets in the United States, and a partial valuation allowance in China as of December 31, 2024. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

The income tax benefit in 2024 was the result of a partial valuation allowance release in China during the fourth quarter of 2024, offset partially by income tax expense from other foreign tax jurisdictions. The decrease in overall income tax benefit for 2024 compared to 2023, and decrease in expense for 2023 compared to 2022, was driven by a discrete tax benefit related to expiring statutes of limitations of unrecognized tax positions recorded in the second quarter of 2023.

Liquidity and Capital Resources

Total cash and cash equivalents, restricted cash and marketable securities were $101.0 million and $113.2 million as of December 31, 2024 and 2023, respectively. We had cash and cash equivalents and restricted cash of $66.1 million and $53.5 million as of December 31, 2024 and 2023, respectively, and marketable securities of $34.9 million and $59.7 million as of December 31, 2024 and 2023, respectively.

For the year ended December 31, 2024, our principal uses of liquidity were to fund operating activities, acquire plant and equipment and make tax payments related to stock award issuances. The primary sources of cash were collections from customers and net proceeds from the sale of marketable securities.

We believe our existing sources of liquidity, including sales to customers and our line of credit, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash (used in) provided by operating activities	$(2,359)	$10,091	$(14,542)
Net cash provided by (used in) investing activities	16,690	(14,100)	(72,381)
Net cash used in financing activities	(1,303)	(859)	(1,306)
Effect of exchange rate changes on cash	(406)	256	(477)
Net increase (decrease) in cash and cash equivalents and restricted cash	$12,622	$(4,612)	$(88,706)

Net Cash (Used in) Provided by Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $2.4 million, which was the result of a $60.8 million net loss, offset by cash provided by working capital of $11.9 million and non‑cash expenses totaling $46.5 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by an $11.0 million decrease in inventory and a $2.8 million decrease in accounts receivable.

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

Net Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $16.7 million, including the net sale of $24.6 million of marketable securities, partially offset by $7.9 million of capital expenditures related to investments in directed energy, manufacturing equipment and facilities.

During the year ended December 31, 2023, net cash used in investing activities was $14.1 million, including the net purchase of $8.8 million of marketable securities and $5.3 million of capital expenditures related to investments in directed energy, manufacturing equipment and facilities.

Net Cash Used in Financing Activities

During the year ended December 31, 2024, net cash used in financing activities was $1.3 million, which was primarily driven by $4.5 million of withholding tax payments related to the vesting of stock awards, partially offset by $3.2 million of proceeds from stock options exercises and employee stock plan purchases.

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

On September 24, 2024, we amended the LOC to extend the maturity date to September 24, 2027, updated financial covenants, and amended the unused line fee and interest rate applicable to revolving loans.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at December 31, 2024 or 2023 and we were in compliance with all covenants.

Contractual Obligations
The following table sets forth a summary of our significant contractual obligations to make future payments in cash as of December 31, 2024 (in thousands):

	Payments Due by Year
	2025	2026	2027	2028	2029	Thereafter	Total
Purchase commitments	$64,628	$—	$—	$—	$—	$—	$64,628
Lease obligations	2,786	2,087	2,005	1,699	1,028	4,417	14,022
Total	$67,414	$2,087	$2,005	$1,699	$1,028	$4,417	$78,650

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

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2024. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

As of December 31, 2024, we had cash and cash equivalents of $65.8 million and investments in marketable securities of $34.9 million with maturities of less than one year. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents or marketable securities as a result of changes in interest rates due to the short‑term nature of these assets.

We are subject to interest rate risk in connection with the borrowings under our loan facility. We have a $40.0 million revolving credit facility. As of December 31, 2024, we had no outstanding principal amount under the revolving loan facility. Borrowings under the Revolving Credit Facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from the Prime Rate to the Prime Rate minus 1.00%.

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

At December 31, 2024, our foreign currency exposure was related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.6 million. Foreign exchange rate gains or losses on foreign investments as of December 31, 2024 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS

nLIGHT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
nLIGHT, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of nLIGHT, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Excess and obsolete inventory
As discussed in Note 7 to the consolidated financial statements, the Company’s inventories were $40.8 million as of December 31, 2024. The Company records its inventories at the lower of average cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of certain existing inventory quantities compared to past consumption and recent purchases to determine what inventory quantities, if any, may not be sellable. Based on this analysis, the Company writes down the affected inventory value for any estimated excess and/or obsolete inventory.

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

Portland, Oregon
February 28, 2025

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$65,829	$53,210
Marketable securities	34,868	59,672
Accounts receivable, net of allowances of $1,800 and $315	34,895	39,585
Inventory	40,800	52,160
Prepaid expenses and other current assets	17,697	15,927
Total current assets	194,089	220,554
Restricted cash	259	256
Lease right-of-use assets	10,822	12,616
Property, plant and equipment, net	46,937	52,300
Intangible assets, net	833	1,652
Goodwill	12,354	12,399
Other assets, net	4,947	7,026
Total assets	$270,241	$306,803

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,076	$12,166
Accrued liabilities	13,268	12,556
Deferred revenues	3,577	4,849
Current portion of lease liabilities	2,314	3,181
Total current liabilities	34,235	32,752
Non-current income taxes payable	5,541	5,391
Long-term lease liabilities	9,819	10,978
Other long-term liabilities	4,216	3,263
Total liabilities	53,811	52,384
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 48,948 and 47,266 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	544,842	521,184
Accumulated other comprehensive loss	(3,332)	(2,477)
Accumulated deficit	(325,096)	(264,304)
Total stockholders’ equity	216,430	254,419
Total liabilities and stockholders’ equity	$270,241	$306,803

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Products	$136,659	$156,666	$192,658
Development	61,889	53,255	49,400
Total revenue	198,548	209,921	242,058
Cost of revenue:
Products	108,003	114,181	145,272
Development	57,526	49,627	45,965
Total cost of revenue	165,529	163,808	191,237
Gross profit	33,019	46,113	50,821
Operating expenses:
Research and development	45,107	46,163	53,773
Sales, general, and administrative	49,257	45,899	48,258
Restructuring	4,291	817	3,892
Total operating expenses	98,655	92,879	105,923
Loss from operations	(65,636)	(46,766)	(55,102)
Other income:
Interest income, net	1,668	1,342	529
Other income, net	3,100	2,776	338
Loss before income taxes	(60,868)	(42,648)	(54,235)
Income tax (benefit) expense	(76)	(978)	344
Net loss	$(60,792)	$(41,670)	$(54,579)
Net loss per share, basic and diluted	$(1.27)	$(0.90)	$(1.23)
Shares used in per share calculations, basic and diluted	47,900	46,078	44,436

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(60,792)	$(41,670)	$(54,579)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(674)	(249)	(2,555)
Unrealized (losses) gains on available-for-sale securities	(181)	520	394
Comprehensive loss	$(61,647)	$(41,399)	$(56,740)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2021	44,248	$15	$470,760	$(587)	$(168,055)	$302,133
Net loss	—	—	—	—	(54,579)	(54,579)
Issuance of common stock pursuant to exercise of stock options	585	1	1,197	—	—	1,198
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	705	—	(4,861)	—	—	(4,861)
Restricted stock awards forfeited in connection with transition agreement	(140)	—	—	—	—	—
Restricted stock awards adjusted in connection with performance achievement	(10)	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	241	—	2,358	—	—	2,358
Stock-based compensation	—	—	26,757	—	—	26,757
Unrealized gains on available-for-sale securities	—	—	—	394	—	394
Cumulative translation adjustment, net of tax	—	—	—	(2,555)	—	(2,555)
Balance, December 31, 2022	45,629	16	496,211	(2,748)	(222,634)	270,845
Net loss	—	—	—	—	(41,670)	(41,670)
Issuance of common stock pursuant to exercise of stock options	428	—	640	—	—	640
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	946	—	(3,968)	—	—	(3,968)
Issuance of common stock under the Employee Stock Purchase Plan	263	—	2,469	—	—	2,469
Stock-based compensation	—	—	25,832	—	—	25,832
Unrealized gains on available-for-sale securities	—	—	—	520	—	520
Cumulative translation adjustment, net of tax	—	—	—	(249)	—	(249)
Balance, December 31, 2023	47,266	16	521,184	(2,477)	(264,304)	254,419
Net loss	—	—	—	—	(60,792)	(60,792)
Issuance of common stock pursuant to exercise of stock options	539	—	500	—	—	500
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	840	—	(4,524)	—	—	(4,524)
Issuance of common stock under the Employee Stock Purchase Plan	303	—	2,721	—	—	2,721
Stock-based compensation	—	—	24,961	—	—	24,961
Unrealized losses on available-for-sale securities	—	—	—	(181)	—	(181)
Cumulative translation adjustment, net of tax	—	—	—	(674)	—	(674)
Balance, December 31, 2024	48,948	$16	$544,842	$(3,332)	$(325,096)	$216,430

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(60,792)	$(41,670)	$(54,579)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	12,988	12,401	11,085
Amortization	4,608	3,629	4,614
Reduction in carrying amount of right-of-use assets	1,759	1,269	3,000
Provision for losses on accounts receivable	1,489	27	4
Stock-based compensation	24,961	25,832	26,757
Deferred income taxes	(651)	7	4
Loss on disposal of property, plant and equipment	194	542	51
Non-cash restructuring charges	1,185	—	2,758
Changes in operating assets and liabilities:
Accounts receivable, net	2,845	(1,677)	2,757
Inventory	11,048	14,890	4,623
Prepaid expenses and other current assets	(1,787)	1,109	(1,753)
Other assets, net	(1,131)	(1,156)	(5,219)
Accounts payable	3,231	(4,503)	(5,904)
Accrued and other long-term liabilities	706	(1,336)	(577)
Deferred revenues	(1,224)	3,432	(208)
Lease liabilities	(1,992)	(1,449)	(1,942)
Non-current income taxes payable	204	(1,256)	(13)
Net cash (used in) provided by operating activities	(2,359)	10,091	(14,542)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	(664)
Purchases of property, plant and equipment	(7,932)	(5,339)	(21,388)
Acquisition of intangible assets and capitalization of patents	—	—	(332)
Purchase of marketable securities	(88,643)	(127,907)	(99,985)
Proceeds from maturities and sales of marketable securities	113,265	119,146	49,988
Net cash provided by (used in) investing activities	16,690	(14,100)	(72,381)
Cash flows from financing activities:
Proceeds from employee stock plan purchases	2,721	2,469	2,358
Proceeds from stock option exercises	500	640	1,197
Tax payments related to stock award issuances	(4,524)	(3,968)	(4,861)
Net cash used in financing activities	(1,303)	(859)	(1,306)
Effect of exchange rate changes on cash	(406)	256	(477)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,622	(4,612)	(88,706)
Cash and cash equivalents and restricted cash, beginning of period	53,466	58,078	146,784
Cash and cash equivalents and restricted cash, end of period	$66,088	$53,466	$58,078
Supplemental disclosures:
Cash paid for interest	$61	$40	$—
Cash paid for income taxes	716	256	442
Operating cash outflows from operating leases	4,030	3,850	3,925
Right-of-use assets obtained in exchange for lease liabilities	1,336	1,716	1,349
Accrued purchases of property, equipment and patents	298	745	207
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$65,829	$53,210	$57,826
Restricted cash	259	256	252
Total cash, cash equivalents, and restricted cash	$66,088	$53,466	$58,078
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

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents included $22.3 million and $24.4 million of highly liquid investments at December 31, 2024 and 2023, respectively. Cash equivalents are carried at cost, which approximates fair value.

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

During the fourth quarter of 2024, we performed a quantitative test to determine if impairment existed. The fair values of our reporting units were determined using a weighted average of a market approach and an income approach. Under the market approach, fair values were estimated using published market multiples for comparable companies. We calculated fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounted them using an estimated weighted average cost of capital. The results of the quantitative test showed that the fair value of each of the company's reporting units significantly exceeded its carrying value and there was no impairment of goodwill. Based on qualitative assessments performed in fiscal years 2023 and 2022, the fair values of the Laser Products and Advanced Development reporting units exceeded their carrying values, and no impairment charges were recorded. See Note 9 for additional information.

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

Amortization expense related to demo assets was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$3,766	$1,150	$1,544

Restructuring Charges
Restructuring charges in 2024 and 2023 were comprised primarily of employee severance.

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

See Note 14 for additional information.

Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long‑lived assets recorded for the years ended December 31, 2024, 2023 and 2022.

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

	Year Ended December 31,
	2024	2023	2022
Realized foreign currency gain (loss)	$145	$1,169	$(967)
Unrealized foreign currency gain (loss)	110	(1,140)	1,052

New Accounting Pronouncements

ASU 2023-07
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 on December 31, 2024 using a retrospective transition method. The adoption did not have a material impact on our financial position, results of operations or cash flows. See Note 18, Segment Information, for additional information.

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

ASU 2024-03
In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgements about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial position, results of operations or cash flows.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of December 31, 2024, we did not have any performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Year Ended December 31,
	2024	2023	2022
Industrial	$45,615	$71,044	$91,098
Microfabrication	43,393	47,483	62,769
Aerospace and Defense	109,540	91,394	88,191
	$198,548	$209,921	$242,058

Sales by Geography

	Year Ended December 31,
	2024	2023	2022
North America	$132,812	$129,311	$137,454
Asia Pacific	38,137	45,765	67,315
EMEA(1)	27,599	34,845	37,289
	$198,548	$209,921	$242,058
(1) EMEA consists of Europe, the Middle East, and Africa.

Sales by Timing of Revenue

	Year Ended December 31,
	2024	2023	2022
Point in time	$136,723	$155,258	$183,005
Over time	61,825	54,663	59,053
	$198,548	$209,921	$242,058

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2024	2023	$ Change	% Change
Contract assets	Prepaid expenses and other current assets	$14,510	$7,298	$7,212	99%
Contract liabilities	Deferred revenues and other long-term liabilities	6,845	6,368	477	7%

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

Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. For our product revenue, we generally receive cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. For our contracts, there are no significant gaps in timing between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

The changes in contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. During the years ended December 31, 2024 and 2023, we recognized revenue of $4.3 million and $1.5 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Year Ended December 31,
	2024	2023	2022
U.S. Government*	19%	18%	17%
KORD Technologies	12%	(1)	(1)
Raytheon Technologies	10%	(1)	(1)
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government
(1) Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of December 31, 2024 and December 31, 2023, two customers accounted for a total of 24% and 24%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

Note 4 - Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and knowledge of any applicable circumstances.
Activity related to the allowance for doubtful accounts was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Allowance for doubtful accounts, beginning	$315	$290	$303
Provision for losses on accounts receivable	1,520	27	27
Write-offs, net	(23)	(2)	(40)
Foreign exchange impact	(12)	—	—
Allowance for doubtful accounts, ending	$1,800	$315	$290

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

Realized gains were $3.4 million and unrealized losses were $(0.2) million for the year ended December 31, 2024. Realized gains were $2.4 million and unrealized gains were $0.5 million for the year ended December 31, 2023. These unrealized gains and losses are considered temporary and are reflected in the Consolidated Statements of Comprehensive Loss.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$20,488	$—	$—	$20,488
Commercial paper	1,773	—	—	1,773
	22,261	—	—	22,261
Marketable Securities:
U.S. treasuries	34,868	—	—	34,868
Total	$57,129	$—	$—	$57,129

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$22,441	$—	$—	$22,441
Commercial paper	1,995	—	—	1,995
	24,436	—	—	24,436
Marketable Securities:
U.S. treasuries	59,672	—	—	59,672
Total	$84,108	$—	$—	$84,108

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
Inventory consisted of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$19,165	$23,426
Work in process and semi-finished goods	17,390	19,640
Finished goods	4,245	9,094
	$40,800	$52,160

Note 8 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of December 31,
	(years)	2024	2023
Automobiles	3	$64	$109
Computer hardware and software	3 - 5	9,672	9,145
Manufacturing and lab equipment	2 - 7	95,106	91,050
Office equipment and furniture	5 - 7	2,542	2,634
Leasehold and building improvements	2 - 12	33,104	31,988
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		153,279	147,717
Accumulated depreciation		(106,342)	(95,417)
		$46,937	$52,300

Note 9 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of December 31,
		2024	2023
Patents	3 - 5	$—	$6,345
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,959	2,959
		10,159	16,504
Accumulated amortization		(9,326)	(14,852)
		$833	$1,652

Amortization related to intangible assets was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$820	$2,410	$2,879

Estimated amortization expense for future years is as follows (in thousands):

2025	$484
2026	349
Thereafter	—
$833

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2022	$2,128	$10,248	$12,376
Currency exchange rate adjustment	23	—	23
Balance, December 31, 2023	$2,151	$10,248	$12,399
Currency exchange rate adjustment	(45)	—	(45)
Balance, December 31, 2024	$2,106	$10,248	$12,354

During the fourth quarter of 2024, we performed a quantitative test for goodwill impairment and determined there was no impairment of goodwill. See Note 1, Basis of Presentation and Significant Accounting Policies, for more detail regarding the quantitative test for goodwill impairment performed.

Note 10 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued payroll and benefits	$9,751	$7,898
Product warranty, current	2,454	3,339
Other accrued expenses	1,063	1,319
	$13,268	$12,556

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Product warranty liability, beginning	$4,469	$5,441
Warranty charges incurred, net	(6,524)	(3,788)
Provision for warranty charges, net of adjustments	5,528	2,816
Product warranty liability, ending	3,473	4,469
Less: current portion of product warranty liability	(2,454)	(3,339)
Non-current portion of product warranty liability	$1,019	$1,130

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Credit Facilities
We have a $40.0 million revolving line of credit (LOC) with Banc of California (fka Pacific Western Bank) which is secured by our assets and expires in September 2027.

The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate on the LOC is based on the Prime Rate, minus a margin based on our liquidity levels. No amounts were outstanding under the LOC at December 31, 2024 and 2023 and we were in compliance with all covenants.

Legal Matters
On March 25, 2022, Lumentum Operations LLC (Lumentum) filed a complaint against nLIGHT, Inc. and certain of its employees in the U.S. District Court for the Western District of Washington. The complaint alleged that Lumentum is the partial or full owner of certain of our patents and requests corresponding relief from the court. On December 11, 2024, the Court granted nLIGHT’s motion for summary judgement, dismissing with prejudice all of Lumentum’s claims against nLIGHT. Lumentum subsequently dismissed its appeal, ending the litigation.

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. As of December 31, 2024, we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.1 to 10.4 years, and some leases include options to extend up to 10 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.4 to 3.8 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 7 years as of December 31, 2024, and the weighted-average discount rate was 4.0%.

The components of lease expense related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease expense:
Operating lease expense	$3,695	$3,671	$3,865
Short-term lease expense	404	472	573
Variable and other lease expense	1,055	1,020	872
	$5,154	$5,163	$5,310

Future minimum payments under our non-cancelable lease obligations were as follows as of December 31, 2024 (in thousands):

2025	$2,786
2026	2,087
2027	2,005
2028	1,699
2029	1,028
Thereafter	4,417
Total minimum lease payments	14,022
Less: interest	(1,889)
Present value of net minimum lease payments	12,133
Less: current portion of lease liabilities	(2,314)
Total long-term lease liabilities	$9,819
Note 14 - Restructuring
During the fourth quarter of 2024 and 2023, we implemented restructuring plans which included headcount reduction in China. During the fourth quarter of 2022, we implemented a restructuring plan which included headcount reductions in both the U.S. and China and the write-down of in-process capital equipment projects related to production capacity that was never placed into service. Restructuring charges were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Employee termination costs	$4,228	$737	$1,271
Write-down of long-lived assets	—	—	2,566
Other	63	79	55
Total restructuring charges	$4,291	$817	$3,892
Restructuring accruals and payments were as follows (in thousands):

Accrued restructuring charges at December 31, 2022	$192
Restructuring charges	817
Cash payments	(1,009)
Non-cash settlements	—
Accrual at December 31, 2023	—
Restructuring charges	4,291
Cash payments	(3,107)
Non-cash settlements	(63)
Accrual at December 31, 2024	$1,122
The restructuring accrual was included as a component of Accrued Liabilities on our Consolidated Balance Sheets. All of the restructuring charges recorded in 2024 and 2023 were attributable to the Laser Products segment.

Approximately $3.8 million of the charges recorded in 2022 were attributable to the Laser Products segment, with the remaining $0.1 million attributable to the Advanced Development segment.

Note 15 - Income Taxes
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(62,368)	$(46,602)	$(50,611)
Foreign	1,500	3,954	(3,624)
Loss before income taxes	$(60,868)	$(42,648)	$(54,235)

Income tax (benefit) expense was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax expense (benefit):
State	$(7)	$53	$73
Foreign	557	(985)	264
Current tax expense (benefit)	550	(932)	337
Deferred tax expense (benefit):
Foreign	(626)	(46)	7
Deferred tax expense (benefit)	(626)	(46)	7
Income tax expense (benefit)	$(76)	$(978)	$344

The income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 21% to the loss before income taxes as a result of the following differences (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax computed at federal statutory rate	$(12,782)	$(8,956)	$(11,436)
State tax, net of federal tax benefit	(1,066)	(800)	(842)
Permanent items	175	(364)	(522)
Stock-based compensation	287	1,923	4,005
Foreign dividends and unremitted earnings	56	104	(231)
Foreign rate differential	35	146	(360)
Federal credits	(920)	(988)	(445)
Tax contingencies, net of reversals	(1,215)	(1,177)	256
Transfer pricing adjustment	1,091	—	—
Return to provision	441	(429)	(523)
Expiration of net operating loss carryforwards	4,115	1,810	—
Other	660	49	(324)
Valuation allowance	9,047	7,704	10,766
Income tax (benefit) expense	$(76)	$(978)	$344

The income tax (benefit) expense recorded primarily relates to operations in China and Finland, which have income tax rates of 25% and 20%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$42,058	$39,714	$39,998
Research and alternative minimum tax credits	8,432	7,822	6,658
Accrued expenses and other	5,240	4,365	4,999
Lease liabilities	2,534	2,854	3,270
Inventory	3,712	3,283	3,305
Property and equipment	707	387	293
Intangible assets	21,720	16,612	9,184
Total gross deferred tax assets	84,403	75,037	67,707
Less: valuation allowance	(81,480)	(72,461)	(64,796)
Total deferred tax assets	2,923	2,576	2,911
Deferred tax liabilities:
Right-of-use assets	(2,213)	(2,487)	(2,869)
Total deferred tax liabilities	(2,213)	(2,487)	(2,869)
Net deferred tax assets	$710	$89	$42

Net deferred tax assets are included in Other assets, net in our Consolidated Balance Sheets.

In evaluating our valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to uncertainty with respect to ultimate realizability of deferred tax assets, we have provided a full valuation allowance against the U.S. deferred tax assets and a partial valuation allowance against the China deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2024, 2023 and 2022 were increases of $9.0 million, $7.7 million and $10.6 million, respectively.
At December 31, 2024, we had U.S., China, and state net operating loss (NOL) carryforwards of $169.6 million, $8.4 million, and $52.9 million, respectively. These carryforwards will expire from 2025 to 2044 if not used by us to reduce taxable income in future periods. We have U.S. research and development credit carryforwards of $9.9 million. These carryforwards will expire from 2025 to 2044 if not used by us to reduce income taxes payable in future periods.

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

The following table presents a reconciliation of the changes in the unrecognized tax benefit (in thousands):

Balance at December 31, 2021	$8,435
Additions based on tax positions related to the current year	822
Reductions for tax positions of prior years	(53)
Reductions as a result of a lapse of applicable statute of limitations	(183)
Other	(437)
Balance at December 31, 2022	8,584
Additions based on tax positions related to the current year	416
Reductions for tax positions of prior years	(70)
Reductions as a result of a lapse of applicable statute of limitations	(371)
Other	(84)
Balance at December 31, 2023	8,475
Additions based on tax positions related to the current year	150
Reductions for tax positions of prior years	(30)
Reductions as a result of a lapse of applicable statute of limitations	(33)
Other	(75)
Balance at December 31, 2024	$8,487

At December 31, 2024, we had $2.7 million of unrecognized tax benefits (excluding interest and penalties) in Non-Current Income Taxes Payable and $5.8 million of unrecognized tax benefits as an offset to our long-term deferred tax assets embedded in Other Assets, Net on the accompanying Consolidated Balance Sheets. The $5.8 million of unrecognized tax benefits in non-current deferred tax assets is entirely offset by a valuation allowance in both the U.S. and China. Of our unrecognized tax benefits, $2.7 million, if recognized, would impact the effective tax rate. At December 31, 2023, we had $2.8 million of unrecognized tax benefits (excluding interest and penalties) in Non-Current Income Taxes Payable and $5.7 million of unrecognized tax benefits as an offset to our long-term deferred tax assets embedded in Other Assets, Net on the accompanying Consolidated Balance Sheets. We do not expect a significant decrease to the total amount of unrecognized tax benefits within the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized a net increase (decrease) in penalties and interest during the years ended December 31, 2024, 2023 and 2022, of $0.2 million, $(1.0) million, and $0.3 million, respectively. At December 31, 2024 and 2023, interest and penalties associated with unrecognized tax benefits were $1.1 million and $0.9 million, respectively.

At December 31, 2024, our tax years 2021 through 2024, 2020 through 2024, and 2014 through 2024, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and to make adjustments up to the net operating loss and credit carryforward amounts. We are not currently under federal, state, or foreign tax examination.

Note 16 - Stockholders' Equity and Stock-Based Compensation

Preferred Stock
We have authorized 5.0 million shares of preferred stock, par value $0.0001, none of which is issued and outstanding.

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2024.

Common Stock Repurchase Plan
On November 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding shares of common stock. As of December 31, 2024, no repurchases had been executed under the program.

Equity Incentive Plan
As of December 31, 2024, there were approximately 6.8 million shares available for issuance under our equity incentive plan. Common stock issued for awards will come from newly issued shares.

Time-Based Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2023	133	$30.44
Awards vested	(96)	29.20
RSAs at December 31, 2024	37	33.66

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2023	1,968	$14.35
Awards granted	1,319	12.31
Awards vested	(1,208)	14.40
Awards forfeited	(175)	13.51
RSUs at December 31, 2024	1,904	12.99

The total fair value of RSAs and RSUs vested during the year ended December 31, 2024 was $2.8 million and $17.4 million, respectively. RSUs and RSAs vest over time subject to the employee's continuing service.

Market-Based Performance Restricted Stock Units
Performance restricted stock units (PRSUs) were granted in 2024, 2023, and 2022 and will vest upon meeting certain performance criteria. The number of shares that a participant receives is equal to the number of PRSUs granted multiplied by a payout factor ranging from 0% to 200%. The performance criteria that determines the payout factor is our Total Shareholder Return ("TSR") for a performance period of three years relative to the TSR of companies in the Russell 2000 Index. The table below reflects details relating to the payout factor of our outstanding PRSUs:

Objective	Below Threshold	Threshold	Target	Maximum(1)
Percentile Rank of our TSR against the Russell 2000	Below the 25th percentile	25th percentile	50th percentile	75th percentile or higher
Percentage of PRSUs Eligible for Vesting(2)	0% - no PRSUs vest	50%	100%	200%
(1)The percentage of PRSUs eligible for vesting is capped at 100% if our TSR over the performance period is negative.
(2)If our TSR over the performance period is between the 25th and 50th percentile, or it is positive and between the 50th and 75th percentile, then the percentage of the target number of PRSUs that will be eligible to vest will be interpolated linearly between the corresponding percentages designated for those percentiles.

PRSU grant activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Fiscal Year Granted
	2024	2023	2022
Performance period	April 1, 2024 - March 31, 2027	April 1, 2023 - March 31, 2026	July 1, 2022 - June 30, 2025
Weighted-average grant date fair value	$18.51	$14.21	$14.89
Number of awards originally granted	514	484	411
Number of awards forfeited as of December 31, 2024	(6)	(6)	(52)
Number of awards outstanding at December 31, 2024	508	478	359

PRSUs vest after the conclusion of the performance period, subject to the employee's continuing service.

The fair value of the PRSUs was measured on the grant date using a Monte Carlo simulation model utilizing several key assumptions, including the following:

	Fiscal Year Ended December 31,
	2024(1)	2023(1)	2022
Expected share price volatility (nLIGHT)	54.5% - 56.4%	58.5% - 59.7%	65.2%
Expected share price volatility (peer group)	54.1% - 55.5%	56.1% - 57.8%	62.6%
Expected correlation to peer group companies	52.4% - 61.6%	53.8% - 60.0%	54.1%
Risk-free rate of return	3.45% - 4.55%	3.89% - 4.75%	2.83%
(1) Certain years have up to three unique PRSU grant dates. The given range encompasses all valuation assumptions used on the unique grant dates.

Stock Options
Stock option activity was as follows (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	1,398	$1.24	2.5	$17,142
Options exercised	(539)	0.93		5,694
Outstanding, December 31, 2024	859	1.43	2.0	7,783
Options exercisable at December 31, 2024	859	1.43	2.0	7,783
Options vested as of December 31, 2024, and expected to vest after December 31, 2024	859	1.43	2.0	7,783

Total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $5.7 million, $4.2 million and $7.7 million, respectively. We received proceeds of $0.5 million, $0.6 million and $1.2 million from the exercise of options for each of the years ended December 31, 2024, 2023 and 2022, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (ESPP) was as follows:

Year Ended December 31, 2024
Shares issued (in thousands)	303
Weighted-average per share purchase price	$8.99
Weighted-average per share discount from the fair value of our common stock on date of issuance	$1.59

As of December 31, 2024, there were 4.7 million shares available for grant under the ESPP.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$2,438	$2,406	$2,677
Research and development	7,505	9,866	11,675
Sales, general and administrative	15,018	13,560	12,405
	$24,961	$25,832	$26,757

Unrecognized Compensation Costs
As of December 31, 2024, total unrecognized stock-based compensation was $30.1 million, which will be recognized over an average expected recognition period of 1.9 years.

Note 17 - 401(k) Plan
We have a 401(k) Profit Sharing Plan and Trust (the Plan). Participation in the Plan is voluntary and is available to all employees. We may make discretionary matching or qualified non-elective contributions to the Plan. The match is recorded within the Cost of revenue and Operating expenses in the Consolidated Statements of Operations and was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
401(k) match	$1,282	$1,268	$1,323

Note 18 - Segment Information

Overview

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. We organize our business segments based on the nature of products and services offered.

Laser Products
This segment includes high-power semiconductor lasers and fiber lasers that are typically integrated into laser systems or manufacturing tools built by our customers. This segment also includes fiber amplifiers and beam combination and control systems for use in high-energy laser (HEL) systems in directed energy applications, and laser sensing products used in a wide range of defense applications.

Advanced Development
This segment focuses on research, design, and prototyping of next-generation laser technologies for the defense industry, including the development of custom high-power fiber lasers and advanced beam combining technologies.

Selected Financial Data by Business Segment

Our Chief Executive Officer serves as the chief operating decision maker (CODM) and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM uses metrics such as revenue, gross profit, and gross margin to evaluate each segment's performance by comparing the metrics to historical results and previously forecasted financial information. Our CODM does not evaluate operating segments using asset or liability information. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Year Ended December 31, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$136,659	$61,889	$—	$198,548
Gross profit	31,094	4,363	(2,438)	33,019
Gross margin	22.8%	7.0%	NM*	16.6%

	Year Ended December 31, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$156,666	$53,255	$—	$209,921
Gross profit	44,891	3,628	(2,406)	46,113
Gross margin	28.7%	6.8%	NM*	22.0%

	Year Ended December 31, 2022
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$192,658	$49,400	$—	$242,058
Gross profit	50,063	3,435	(2,677)	50,821
Gross margin	26.0%	7.0%	NM*	21.0%
*NM = not meaningful
Corporate and Other consists of general and administrative overhead costs and unallocated expenses related to stock-based compensation and purchased intangible amortization, which are not used in evaluating the results of, or in the allocation of resources to, our reportable segments.

The geographic location of our long-lived assets, net, based on location of the assets, was as follows (in thousands):

	As of December 31,
	2024	2023
North America	$68,637	$73,070
Asia Pacific	3,983	9,221
EMEA	3,532	3,958
	$76,152	$86,249

Note 19 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all periods presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Restricted stock units and awards	989	933	970
Common stock options	1,105	1,448	1,788
	2,094	2,381	2,758

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures, in design and operation, were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which appears in this Annual Report on Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2024.

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

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-38462	3.2	May 5, 2023
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Description of the Registrant's Securities	10-K	001-38462	4.2	February 27, 2023
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-224055	10.1	April 16, 2018
10.2+	2001 Stock Option Plan, as amended, and related form agreements	S-1	333-224055	10.2	March 30, 2018
10.3+	2018 Equity Incentive Plan and related form agreements	S-1/A	333-224055	10.3	April 16, 2018
10.4+	2018 Employee Stock Purchase Plan and related form agreements	S-1/A	333-224055	10.4	April 16, 2018
10.5+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement	8-K	001-38462	10.1	June 4, 2018
10.6+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement (Performance-Based)	8-K	001-38462	10.2	June 4, 2018
10.7+	2018 Equity Incentive Plan-Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.3	June 4, 2018
10.8+	2018 Equity Incentive Plan—Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.1	July 8, 2022
10.9+	2018 Executive Incentive Compensation Plan	S-1	333-224055	10.5	March 30, 2018
10.10+	Employment Agreement, dated March 29, 2018, by and between the registrant and Scott Keeney	S-1	333-224055	10.6	March 30, 2018
10.11+	Employment Agreement, dated March 29, 2018, by and between the registrant and Ran Bareket	S-1	333-224055	10.7	March 30, 2018
10.12+	Employment Agreement, dated August 31, 2020, by and between the registrant and Joseph Corso	10-K	001-38462	10.11	February 28, 2022
10.13+	Offer Letter, dated April 8, 2024, by and between nLIGHT DEFENSE Systems, Inc. and Camille Nichols	10-Q	001-38462	10.1	August 2, 2024
10.14	Amended and Restated Loan and Security Agreement, dated March 28, 2018, by and between the registrant and Pacific Western Bank	S-1	333-224055	10.10	March 30, 2018
10.15	First Amendment to Amended and Restated Loan and Security Agreement, dated July 18, 2018, by and between the registrant and Pacific Western Bank	10-Q	001-38462	10.1	August 10, 2018
10.16	Second Amended and Restated Loan and Security Agreement, dated September 24, 2018, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 27, 2018
10.17	First Amendment to Second Amended and Restated Loan and Security Agreement, dated November 14, 2019, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	November 14, 2019
10.18	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated May 27, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	10-Q	003-38462	10.1	November 5, 2021
10.19	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated September 24, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 28, 2021

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.2	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 6, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	10-K	001-38462	10.19	February 28, 2022
10.21	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, effective as of September 24, 2024, by and between nLIGHT, Inc. and Banc of California (f/k/a Pacific Western Bank)	8-K	001-38462	10.1	September 27, 2024
10.22	North Park Industrial Center Amended and Restated Lease Agreement, dated April 1, 2010, by and between the registrant and Dutton Aspen LLC (as successor in interest to Aspen North Park L.L.C.), as amended by the First Amendment to Lease, dated June 18, 2012 and the Second Amendment to Lease, dated August 1, 2016	S-1	333-224055	10.12	March 30, 2018
10.23	Lease Agreement, dated April 7, 2000, by and between the registrant and Juhani Leijamaa, as amended by the Lease Contract Extension dated March 21, 2016	S-1	333-224055	10.13	March 30, 2018
10.24	Lease Agreement, dated April 7, 2000, by and between the registrant and Hannele Saamio, as amended by the Lease Contract Extension, dated as of March 21, 2016	S-1	333-224055	10.14	March 30, 2018
10.25	Lease Agreement, dated July 3, 2014, by and between Nutronics, Inc. and Longmont Diagonal Investments, LP, as amended by the First Amendment to Lease, dated as of August 4, 2016, and the Second Amendment to Lease, dated as of November 2, 2016	10-K	001-38462	10.21	March 9, 2020
10.26	Purchase and Sale Agreement with Joint Closing Instructions between nLIGHT, Inc. and Sharp Electronics Corporation, dated March 13, 2020	8-K	001-38462	10.1	March 16, 2020
10.27	Third Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, dated June 1, 2020	10-Q	001-38462	10.2	August 6, 2020
10.28	Third Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated July 1, 2020	10-Q	001-38462	10.3	August 6, 2020
10.29	Fourth Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, effective June 2, 2020	10-Q	001-38462	10.2	November 6, 2020
10.3	Fourth Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated November 3, 2020	10-Q	001-38462	10.3	November 6, 2020
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
97.1	nLIGHT Inc. Compensation Recovery Policy	10-K	001-38462	97.1	February 26, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
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

NLIGHT, INC.

Date: February 28, 2025	By:	/s/ SCOTT KEENEY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SCOTT KEENEY	President, Chief Executive Officer and Chairman (Principal Executive Officer)
Scott Keeney		February 28, 2025
/s/ JOSEPH CORSO	Chief Financial Officer (Principal Financial Officer)
Joseph Corso		February 28, 2025
/s/ JAMES NIAS	Chief Accounting Officer (Principal Accounting Officer)
James Nias		February 28, 2025
/s/ BANDEL CARANO	Director
Bandel Carano		February 28, 2025
/s/ DOUGLAS CARLISLE	Director
Douglas Carlisle		February 28, 2025
/s/ BILL GOSSMAN	Director
Bill Gossman		February 28, 2025
/s/ RAYMOND LINK	Director
Raymond Link		February 28, 2025
/s/ GARY LOCKE	Director
Gary Locke		February 28, 2025
/s/ GEOFFREY MOORE	Director
Geoffrey Moore		February 28, 2025
/s/ CAMILLE NICHOLS	Director
Camille Nichols		February 28, 2025