Form 10-Q
period 2025-03-31
NLIGHT, INC.
filed 2025-05-09
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of May 6, 2025, the Registrant had 49,439,471 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$82,196	$65,829
Marketable securities	34,522	34,868
Accounts receivable, net of allowances of $1,333 and $1,800	36,582	34,895
Inventory	43,793	40,800
Prepaid expenses and other current assets	18,679	17,697
Total current assets	215,772	194,089
Restricted cash	260	259
Lease right-of-use assets	11,334	10,822
Property, plant and equipment, net	45,453	46,937
Intangible assets, net	684	833
Goodwill	12,384	12,354
Other assets, net	4,109	4,947
Total assets	$289,996	$270,241

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,922	$15,076
Accrued liabilities	14,855	13,268
Deferred revenues	2,853	3,577
Current portion of lease liabilities	2,533	2,314
Total current liabilities	37,163	34,235
Line of credit	20,000	—
Non-current income taxes payable	5,612	5,541
Long-term lease liabilities	10,089	9,819
Other long-term liabilities	4,373	4,216
Total liabilities	77,237	53,811
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 49,435 and 48,948 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	549,663	544,842
Accumulated other comprehensive loss	(3,731)	(3,332)
Accumulated deficit	(333,189)	(325,096)
Total stockholders’ equity	212,759	216,430
Total liabilities and stockholders’ equity	$289,996	$270,241

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Products	$35,678	$29,370
Development	15,990	15,157
Total revenue	51,668	44,527
Cost of revenue:
Products	23,724	23,231
Development	14,145	13,808
Total cost of revenue	37,869	37,039
Gross profit	13,799	7,488
Operating expenses:
Research and development	11,374	10,659
Sales, general, and administrative	12,035	11,547
Total operating expenses	23,409	22,206
Loss from operations	(9,610)	(14,718)
Other income:
Interest income, net	1,640	455
Other income, net	14	641
Loss before income taxes	(7,956)	(13,622)
Income tax expense	137	144
Net loss	$(8,093)	$(13,766)
Net loss per share, basic and diluted	$(0.16)	$(0.29)
Shares used in per share calculations, basic and diluted	49,093	47,242

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(8,093)	$(13,766)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	326	(223)
Change in unrealized gains on available-for-sale securities	(725)	111
Comprehensive loss	$(8,492)	$(13,878)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	48,948	$16	$544,842	$(3,332)	$(325,096)	$216,430
Net loss	—	—	—	—	(8,093)	(8,093)
Issuance of common stock pursuant to exercise of stock options	148	—	121	—	—	121
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	339	—	(1,356)	—	—	(1,356)
Stock-based compensation	—	—	6,056	—	—	6,056
Change in unrealized gains on available-for-sale securities	—	—	—	(725)	—	(725)
Cumulative translation adjustment, net of tax	—	—	—	326	—	326
Balance, March 31, 2025	49,435	$16	$549,663	$(3,731)	$(333,189)	$212,759

	Three Months Ended March 31, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	47,266	$16	$521,184	$(2,477)	$(264,304)	$254,419
Net loss	—	—	—	—	(13,766)	(13,766)
Issuance of common stock pursuant to exercise of stock options	11	—	10	—	—	10
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	275	—	(1,625)	—	—	(1,625)
Stock-based compensation	—	—	5,431	—	—	5,431
Unrealized gains on available-for-sale securities	—	—	—	111	—	111
Cumulative translation adjustment, net of tax	—	—	—	(223)	—	(223)
Balance, March 31, 2024	47,552	$16	$525,000	$(2,589)	$(278,070)	$244,357

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,093)	$(13,766)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,172	3,135
Amortization	498	1,258
Reduction in carrying amount of right-of-use assets	(473)	(70)
Provision for losses on (recoveries of) accounts receivable	(466)	95
Stock-based compensation	6,056	5,431
Deferred income taxes	(3)	—
Loss on disposal of property, plant and equipment	62	35
Interest earned on marketable securities not yet received	(227)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(768)	11,892
Inventory	(2,811)	(888)
Prepaid expenses and other current assets	(959)	(1,646)
Other assets, net	502	(616)
Accounts payable	2,018	2,099
Accrued and other long-term liabilities	1,693	1,555
Deferred revenues	(736)	2,745
Lease liabilities	450	15
Non-current income taxes payable	65	101
Net cash (used in) provided by operating activities	(20)	11,375
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,281)	(1,556)
Purchase of marketable securities	(34,288)	(24,357)
Proceeds from maturities and sales of marketable securities	34,136	24,365
Net cash used in investing activities	(2,433)	(1,548)
Cash flows from financing activities:
Proceeds from line of credit	20,000	—
Proceeds from stock option exercises	121	10
Tax payments related to stock award issuances	(1,356)	(1,625)
Net cash provided by (used in) financing activities	18,765	(1,615)
Effect of exchange rate changes on cash	56	(115)
Net increase in cash, cash equivalents, and restricted cash	16,368	8,097
Cash, cash equivalents, and restricted cash, beginning of period	66,088	53,466
Cash, cash equivalents, and restricted cash, end of period	$82,456	$61,563
Supplemental disclosures:
Cash paid for interest, net	$12	$—
Cash paid for income taxes	47	210
Operating cash outflows from operating leases	855	1,034
Right-of-use assets obtained in exchange for lease liabilities	1,188	831
Accrued purchases of property, equipment and patents	337	422
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$82,196	$61,306
Restricted cash	260	257
Total cash, cash equivalents, and restricted cash	$82,456	$61,563
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements of nLIGHT, Inc. and our wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the three months ended March 31, 2025, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Pronouncements

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of March 31, 2025, we did not have any performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended March 31,
	2025	2024
Industrial	$8,856	$11,985
Microfabrication	10,106	10,797
Aerospace and Defense	32,706	21,745
	$51,668	$44,527

Sales by Geography

	Three Months Ended March 31,
	2025	2024
North America	$36,085	$28,724
Asia Pacific	9,128	10,034
EMEA(1)	6,455	5,769
	$51,668	$44,527
(1) EMEA consists of Europe, the Middle East, and Africa.

Sales by Timing of Revenue

	Three Months Ended March 31,
	2025	2024
Point in time	$35,680	$29,356
Over time	15,988	15,171
	$51,668	$44,527

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2025	December 31, 2024
Contract assets	Prepaid expenses and other current assets	$9,596	$14,510
Contract liabilities	Deferred revenues and other long-term liabilities	6,396	6,845

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

During the three months ended March 31, 2025, we recognized revenue of $1.5 million that was included in the deferred revenues balance at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended March 31,
	2025	2024
U.S. Government*	35%	19%
Raytheon Technologies	(1)	11%
KORD Technologies	(1)	10%
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government
(1) Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of March 31, 2025 and December 31, 2024, two customers accounted for a total of 35% and 24%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

Note 4 - Fair Value of Financial Instruments

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$21,413	$—	$—	$21,413
Commercial paper	1,312	—	—	1,312
	22,725	—	—	22,725
Marketable Securities:
U.S. treasuries	34,522	—	—	34,522
Total	$57,247	$—	$—	$57,247

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$20,488	$—	$—	$20,488
Commercial paper	1,773	—	—	1,773
	22,261	—	—	22,261
Marketable Securities:
U.S. treasuries	34,868	—	—	34,868
Total	$57,129	$—	$—	$57,129

Cash Equivalents
The fair value of cash equivalents is determined based on quoted market prices for similar or identical securities.

Marketable Securities
Marketable securities consist primarily of highly liquid investments with original maturities of greater than 90 days when purchased. We classify our marketable securities as available-for-sale, as they represent investments that are available to be sold for current operations, and value them utilizing a market approach that uses observable inputs without applying significant judgment.

Note 5 - Inventory
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

Inventory consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Raw materials	$21,253	$19,165
Work in process and semi-finished goods	18,610	17,390
Finished goods	3,930	4,245
	$43,793	$40,800

Note 6 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	March 31, 2025	December 31, 2024
Automobiles	3	$64	$64
Computer hardware and software	3 - 5	9,643	9,672
Manufacturing and lab equipment	2 - 7	97,263	95,106
Office equipment and furniture	5 - 7	2,110	2,542
Leasehold and building improvements	2 - 12	33,257	33,104
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		155,128	153,279
Accumulated depreciation		(109,675)	(106,342)
		$45,453	$46,937

Note 7 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of
		March 31, 2025	December 31, 2024
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,959	2,959
		10,159	10,159
Accumulated amortization		(9,475)	(9,326)
		$684	$833

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization expense	$149	$373

Estimated amortization expense for future years is as follows (in thousands):

2025	$336
2026	348
$684

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2024	$2,106	$10,248	$12,354
Currency exchange rate adjustment	30	—	30
Balance, March 31, 2025	$2,136	$10,248	$12,384

Note 8 - Line of Credit
We have a $40.0 million revolving line of credit (LOC) with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 7.0% on the LOC at March 31, 2025 is based on the Prime Rate, minus a margin based on our liquidity levels.

During the three months ended March 31, 2025, we drew $20.0 million under the LOC to support working capital and general corporate purposes. As of March 31, 2025, $20.0 million was outstanding on the LOC and we were in compliance with all covenants. The remaining $20.0 million unused portion of the LOC is available for borrowing.

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accrued payroll and benefits	$11,351	$9,751
Product warranty, current	2,714	2,454
Other accrued expenses	790	1,063
	$14,855	$13,268

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Product warranty liability, beginning	$3,473	$4,469
Warranty charges incurred, net	(712)	(760)
Provision for warranty charges, net of adjustments	1,049	203
Product warranty liability, ending	3,810	3,912
Less: current portion of product warranty liability	(2,714)	(2,868)
Non-current portion of product warranty liability	$1,096	$1,044

Note 11 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock unit ("RSU") and restricted stock award ("RSA") activity under our equity incentive plan was as follows:

	Number of Restricted Stock Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2024	1,904	$12.99
Granted	23	10.40
Vested	(500)	12.06
Forfeited	(12)	13.90
Balance, March 31, 2025	1,415	13.27

	Number of Restricted Stock Awards (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2024	37	$33.66
Balance, March 31, 2025	37	33.66

The total fair value of RSUs vested during the three months ended March 31, 2025, was $6.0 million.

Market-Based Performance Restricted Stock Units
Performance restricted stock units (PRSUs) were granted in 2024, 2023, and 2022 and will vest upon meeting certain performance criteria. No PRSUs were granted, forfeited, or vested during the three months ended March 31, 2025.

Stock Options
The following table summarizes our stock option activity during the three months ended March 31, 2025:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2024	859	$1.43	2.0	$7,783
Options exercised	(148)	0.82
Outstanding, March 31, 2025	711	1.56	2.0	4,444
Options exercisable at March 31, 2025	711	1.56	2.0	4,444
Options vested as of March 31, 2025, and expected to vest after March 31, 2025	711	1.56	2.0	4,444

Total intrinsic value of options exercised for the three months ended March 31, 2025 and 2024, was $1.3 million and $0.1 million, respectively. We received proceeds of $0.1 million and $10 thousand from the exercise of options for the three months ended March 31, 2025 and 2024, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$570	$541
Research and development	1,784	1,613
Sales, general and administrative	3,702	3,277
	$6,056	$5,431

Unrecognized Compensation Costs
As of March 31, 2025, total unrecognized stock-based compensation was $24.1 million, which will be recognized over an average expected recognition period of 1.7 years.

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Legal Matters
From time to time, we may be subject to various legal proceedings and claims in the ordinary course of business. As of March 31, 2025 we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.1 to 10.2 years, and some leases include options to extend up to 10 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.4 to 3.6 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 7 years as of March 31, 2025, and the weighted-average discount rate was 4.3%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease expense:
Operating lease expense	$816	$919
Short-term lease expense	44	69
Variable and other lease expense	273	244
	$1,133	$1,232

Future minimum payments under our non-cancelable lease obligations were as follows as of March 31, 2025 (in thousands):

2025	$2,370
2026	2,638
2027	2,246
2028	1,749
2029	1,028
Thereafter	4,417
Total minimum lease payments	14,448
Less: interest	(1,826)
Present value of net minimum lease payments	12,622
Less: current portion of lease liabilities	(2,533)
Total long-term lease liabilities	$10,089

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

	Three Months Ended March 31, 2025
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$35,678	$15,990	$—	$51,668
Gross profit	$12,524	$1,845	$(570)	$13,799
Gross margin	35.1%	11.5%	NM*	26.7%

	Three Months Ended March 31, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$29,370	$15,157	$—	$44,527
Gross profit	$6,680	$1,349	$(541)	$7,488
Gross margin	22.7%	8.9%	NM*	16.8%
*Not meaningful

Corporate and Other consists of general and administrative overhead costs and unallocated expenses related to stock-based compensation and purchased intangible amortization, which are not used in evaluating the results of, or in the allocation of resources to, our reportable segments.

There have been no material changes to the geographic locations of our long-lived assets, net, based on the location of the assets, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Note 15 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all periods presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Restricted stock units and awards	869	1,046
Common stock options	676	1,262
	1,545	2,308

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: our business model and strategic plans; our expectations regarding manufacturing; our future financial performance; demand for our semiconductor and fiber laser solutions; our ability to develop innovative products; our expectations regarding product volumes and the introduction of new products; our technology and new product research and development activities; the impact of new import and export controls; the impact of changes in regulations and customs, tariffs and trade barriers, or the perception that any of them could occur; the impact of inflation; the impact of seasonality; the effect on our business of litigation to which we are or may become a party; and the sufficiency of our existing liquidity sources to meet our cash needs.

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

Overview

nLIGHT, Inc., headquartered in Camas, Washington, is a leading provider of high-power lasers for mission critical directed energy, optical sensing, and advanced manufacturing applications.

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment.

Revenues increased to $51.7 million in the three months ended March 31, 2025 compared to $44.5 million in the same period in 2024 due primarily to an increase in both product and development revenue from the Aerospace and Defense end market. We generated a net loss of $8.1 million for the three months ended March 31, 2025 compared to a net loss of $13.8 million for the same period in 2024.

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

Global Economic Conditions

We continue to monitor macroeconomic trends, global inflationary pressures, and uncertainties related to international trade policy, including tariff actions and regulatory shifts. The U.S. government has recently implemented a new series of tariffs on imported goods, prompting retaliatory tariffs by other countries. We currently procure components from China, which are utilized in our U.S. manufacturing operations as well as in products assembled by our contract manufacturer in Thailand.

A portion of our sales are generated from products manufactured outside the United States and we sell our products globally. Changing trade dynamics, including newly imposed or proposed tariffs and export controls, could disrupt our supply chain and increase input costs. These trade policy developments did not have a material impact on our financial results for the first quarter of 2025. However, if current trends continue or intensify, we may experience increased cost volatility, operational complexity, and broader economic pressures on our customer base that could have a negative impact on revenue and profitability in the future.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended March 31,
	2025	2024
Revenue:
Products	69.1%	66.0%
Development	30.9	34.0
Total revenue	100.0	100.0
Cost of revenue:
Products	45.9	52.2
Development	27.4	31.0
Total cost of revenue	73.3	83.2
Gross profit	26.7	16.8
Operating expenses:
Research and development	22.0	23.9
Sales, general, and administrative	23.3	26.0
Total operating expenses	45.3	49.9
Loss from operations	(18.6)	(33.1)
Other income:
Interest income, net	3.2	1.0
Other income, net	—	1.4
Loss before income taxes	(15.4)	(30.7)
Income tax expense	0.3	0.3
Net loss	(15.7)%	(31.0)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2025	% of Revenue	2024	% of Revenue	$	%
Industrial	$8,856	17.2%	$11,985	27.0%	$(3,129)	(26.1)%
Microfabrication	10,106	19.6	10,797	24.2	(691)	(6.4)
Aerospace and Defense	32,706	63.3	21,745	48.8	10,961	50.4
	$51,668	100.0%	$44,527	100.0%	$7,141	16.0%

The decrease in revenue from the Industrial markets for the three months ended March 31, 2025 compared to the same period in 2024 was primarily the result of decreased unit sales due to lower customer demand and deteriorating market conditions across all regions. The decrease in revenue from the Microfabrication market for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to lower unit sales and the timing of customer shipments. The increase in revenue from the Aerospace and Defense market for the three months ended March 31, 2025 compared to the same period in 2024 was driven primarily by increased unit sales of directed energy laser products.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2025	% of Revenue	2024	% of Revenue	$	%
Laser Products	$35,678	69.1%	$29,370	66.0%	$6,308	21.5%
Advanced Development	15,990	30.9	15,157	34.0	833	5.5
	$51,668	100.0%	$44,527	100.0%	$7,141	16.0%

The increase in Laser Products revenue for the three months ended March 31, 2025 compared to the same period in 2024 was the result of increased units sales from the Aerospace and Defense end market, partially offset by lower units sales from the Industrial and Microfabrication markets. The increase in Advanced Development revenue for the three months ended March 31, 2025 compared to the same period in 2024 was driven by progress on existing research and development contracts. All Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2025	% of Revenue	2024	% of Revenue	$	%
North America	$36,085	69.8%	$28,724	64.5%	$7,361	25.6%
Asia Pacific	9,128	17.7	10,034	22.5	(906)	(9.0)
EMEA(1)	6,455	12.6	5,769	13.0	686	11.9
	$51,668	100.0%	$44,527	100.0%	$7,141	16.0%
(1) EMEA consists of Europe, the Middle East, and Africa.

Geographic revenue information is based on the location to which we ship our products. The increase in North America Revenue for the three months ended March 31, 2025 was due to increased revenue from the Aerospace and Defense market, partially offset by decreased revenue from the Industrial and Microfabrication markets. The decrease in Asia Pacific revenue for the three months ended March 31, 2025 compared to the same period in 2024 was the result of decreased revenue from the Industrial and Microfabrication markets, partially offset by increased revenue from the Aerospace and Defense market. The increase in EMEA revenue for the three months ended March 31, 2025 compared to the same period in 2024 was due to increased revenue from the Microfabrication market and Aerospace and Defense market, partially offset by decreased revenue from the Industrial market.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2025
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$12,524	$1,845	$(570)	$13,799
Gross margin	35.1%	11.5%	NM*	26.7%

	Three Months Ended March 31, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$6,680	$1,349	$(541)	$7,488
Gross margin	22.7%	8.9%	NM*	16.8%

*NM = not meaningful

The increase in Laser Products gross margin for the three months ended March 31, 2025 compared to the same period in 2024 was driven primarily by product sales mix and the impact of increased production volumes on fixed manufacturing costs due to the overall increase in sales as previously discussed. The first quarter of 2025 also benefited from an increase in duty reclaim. The increase in Advanced Development gross margin for the three months ended March 31, 2025 compared to the same period in 2024 was primarily the result of an increase in revenue from fixed priced contracts that carried higher average gross margins than cost-plus fixed fee contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended March 31,		Change
	2025	2024	$	%
Research and development	$11,374	$10,659	$715	6.7%

The increase in research and development expense for the three months ended March 31, 2025 compared to the same period in 2024 was driven by an increase in project-related expenses, incentive compensation, and an increase in stock-based compensation of $0.2 million, partially offset by a decrease in employee compensation due to a reduction in headcount.

Sales, General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	$	%
Sales, general, and administrative	$12,035	$11,547	$488	4.2%

The increase in sales, general and administrative expense for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to an increase in stock-based compensation of $0.4 million, an increase in incentive compensation, and an increase in employee compensation, partially offset by recoveries of bad debt from the prior year.

Interest Income, net

	Three Months Ended March 31,		Change
	2025	2024	$	%
Interest income, net	$1,640	$455	$1,185	260.4%

The increase in interest income, net, for the three months ended March 31, 2025 compared to the same period in 2024 was driven primarily by an increase in income earned from marketable securities and imputed interest on a long-term customer receivable.

Interest income is primarily earned from our marketable securities (U.S. treasuries), recognized using the effective yield method, and cash equivalents (money market securities). Interest expense on the line of credit (LOC) was immaterial for the three months ended March 31, 2025 due to the timing of the draw.

Beginning with the three months ended March 31, 2025, income earned from marketable securities is classified within interest income, net, rather than other income, net. This prospective change in presentation more accurately reflects the nature of the income and has no impact on total net income.

Other Income, net

	Three Months Ended March 31,		Change
	2025	2024	$	%
Other income, net	$14	$641	$(627)	(97.8)%

Other income, net is primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

The prospective classification change for income earned from marketable securities referenced above is the primary factor contributing to the year-over-year variance for other income, net from the same period in 2024.

Income Tax Expense

	Three Months Ended March 31,		Change
	2025	2024	$	%
Income tax expense	$137	$144	$(7)	(4.9)%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, Austria, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability, we continue to maintain a full valuation allowance on deferred tax assets in the United States, and a partial valuation allowance in China as of March 31, 2025. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

We had cash and cash equivalents and restricted cash of $82.5 million and $66.1 million as of March 31, 2025 and December 31, 2024, respectively. In addition, we had marketable securities of $34.5 million and $34.9 million at March 31, 2025 and December 31, 2024, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities increased by $16.0 million from December 31, 2024 to March 31, 2025.

For the three months ended March 31, 2025, our principal sources of liquidity included the draw of $20 million on our LOC and cash collected from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(20)	$11,375
Net cash used in investing activities	(2,433)	(1,548)
Net cash provided by (used in) financing activities	18,765	(1,615)
Effect of exchange rate changes on cash	56	(115)
Net increase in cash, cash equivalents and restricted cash	$16,368	$8,097

Net Cash (Used in) Provided by Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $20.0 thousand, which was the result of an $8.1 million net loss and cash used in net working capital of $0.5 million, offset by non-cash expenses totaling $8.6 million related primarily to depreciation, amortization, and stock-based compensation. The cash used in net working capital in the three months ended March 31, 2025 was driven by a $2.8 million increase in inventory, a $1.0 million increase in prepaid expenses and other current assets, a $0.8 million increase in accounts receivable and a $0.7 million decrease in deferred revenues. These uses of cash were offset by a $2.0 million increase in accounts payable, a $1.7 million increase in accrued and other long-term liabilities, a $0.5 million increase in lease liabilities, and a $0.5 million decrease in other assets, net.
Net Cash Used in Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $2.4 million, which was driven by the net purchase of marketable securities of $0.2 million and capital expenditures of $2.3 million.

Net Cash Provided by Used in Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $18.8 million, which consisted of a draw of $20.0 million from our LOC and proceeds from stock option exercises of $0.1 million, partially offset by taxes paid on the net settlement of stock awards of $1.4 million.

Credit Facilities

We have a $40.0 million revolving LOC with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants, including a minimum total cash covenant, and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 7.0% on the LOC at March 31, 2025 is based on the Prime Rate, minus a margin based on our liquidity levels.

During the three months ended March 31, 2025, we drew $20.0 million under the LOC to support working capital and general corporate purposes. As of March 31, 2025, $20.0 million was outstanding on the LOC and we were in compliance with all covenants. The remaining $20.0 million unused portion of the LOC is available for borrowing.

Contractual Obligations

Other than the draw of $20.0 million on our LOC, there have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than with respect to the variable interest rate on our LOC due to our draw of $20.0 million on our LOC with Banc of California, our exposure to market risk has not changed materially since December 31, 2024.

We are subject to interest rate risk in connection with the borrowings under our LOC. We have a $40.0 million revolving credit facility. As of March 31, 2025, we had $20.0 million outstanding under the LOC. Borrowings under the LOC bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from the Prime Rate minus 1.0% to the Prime Rate. A 10% increase or decrease in interest rates would result in approximately a $0.1 million change in our obligations under the loan facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For risk factors related to our business, reference is made to Item 1A, "Risk Factors," contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.

Our inability to manage risks associated with our international customers, operations and supply chain could materially adversely affect our business.

Our foreign operations and revenues are subject to a number of risks, including the impact of various macroeconomic conditions, unexpected changes in regulatory requirements, certification requirements and environmental and other regulations; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; political and economic instability; import/export regulations, tariffs and trade barriers; compliance with applicable United States and foreign anti-corruption laws; cultural and management differences; reliance in some jurisdictions on third-party revenues from channel partners; preference for locally produced products; supply chain, shipping, and other logistics complications; and longer accounts receivable collection periods. In particular, the United States has recently enacted new tariffs on a number of countries, including China, and the global economic, political, legal, and regulatory climate is fluid and unpredictable. President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in global financial markets and may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. With manufacturing in the United States and internationally and with a material portion of our revenue derived from foreign customers, we are susceptible to negative impacts from these tariffs or change in trade policies. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government (which has imposed retaliatory tariffs on a range of U.S. goods including certain optical and electronic products and components), may impose trade sanctions on certain U.S. manufactured goods. Any of these factors could depress economic activity and restrict our access to third party services as well as disrupt our supply chain, which could materially adversely impact our business.

While we attempt to negotiate prices with suppliers or diversify our supply chain in response to increased tariffs, such efforts may be costly, may not yield immediate results or may be ineffective in fully mitigating the effects of these tariffs. The result of tariffs may include an increase in our prices to our customers, which could reduce the competitiveness of our products and adversely affect our revenue. In addition, if significant tariffs are sustained over a long period, our ability to source products in a cost-effective manner could be impacted, which may have a material adverse effect on our business, financial condition and results of operations.

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

NLIGHT, INC.
(Registrant)

May 9, 2025	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2025	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

May 9, 2025	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)