Form 10-Q
period 2025-06-30
NLIGHT, INC.
filed 2025-08-08
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of August 5, 2025, the Registrant had 49,899,461 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$78,812	$65,829
Marketable securities	34,888	34,868
Accounts receivable, net of allowances of $905 and $1,800	44,425	34,895
Inventory	48,295	40,800
Prepaid expenses and other current assets	16,443	17,697
Total current assets	222,863	194,089
Restricted cash	261	259
Lease right-of-use assets	10,771	10,822
Property, plant and equipment, net	44,941	46,937
Intangible assets, net	536	833
Goodwill	12,448	12,354
Other assets, net	3,434	4,947
Total assets	$295,254	$270,241

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,375	$15,076
Accrued liabilities	16,312	13,268
Deferred revenues	2,459	3,577
Current portion of lease liabilities	2,413	2,314
Total current liabilities	39,559	34,235
Line of credit	20,000	—
Non-current income taxes payable	5,540	5,541
Long-term lease liabilities	9,584	9,819
Other long-term liabilities	4,570	4,216
Total liabilities	79,253	53,811
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 49,883 and 48,948 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	555,755	544,842
Accumulated other comprehensive loss	(2,990)	(3,332)
Accumulated deficit	(336,780)	(325,096)
Total stockholders’ equity	216,001	216,430
Total liabilities and stockholders’ equity	$295,254	$270,241

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Products	$40,824	$34,458	$76,502	$63,828
Development	20,911	16,053	36,901	31,210
Total revenue	61,735	50,511	113,403	95,038
Cost of revenue:
Products	25,105	24,011	48,829	47,242
Development	18,173	14,650	32,318	28,458
Total cost of revenue	43,278	38,661	81,147	75,700
Gross profit	18,457	11,850	32,256	19,338
Operating expenses:
Research and development	11,012	11,736	22,386	22,395
Sales, general, and administrative	11,681	12,804	23,716	24,351
Total operating expenses	22,693	24,540	46,102	46,746
Loss from operations	(4,236)	(12,690)	(13,846)	(27,408)
Other income:
Interest income	1,108	479	2,796	954
Interest expense	(388)	(20)	(436)	(40)
Other (expense) income, net	(58)	622	(44)	1,263
Loss before income taxes	(3,574)	(11,609)	(11,530)	(25,231)
Income tax expense	17	120	154	264
Net loss	$(3,591)	$(11,729)	$(11,684)	$(25,495)
Net loss per share, basic and diluted	$(0.07)	$(0.25)	$(0.24)	$(0.54)
Shares used in per share calculations, basic and diluted	49,581	47,658	49,338	47,450

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,591)	$(11,729)	$(11,684)	$(25,495)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	745	(65)	1,071	(288)
Change in unrealized gains on available-for-sale securities	(4)	147	(729)	258
Comprehensive loss	$(2,850)	$(11,647)	$(11,342)	$(25,525)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2025	49,435	$16	$549,663	$(3,731)	$(333,189)	$212,759
Net loss	—	—	—	—	(3,591)	(3,591)
Issuance of common stock pursuant to exercise of stock options	37	—	41	—	—	41
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	255	—	(1,705)	—	—	(1,705)
Issuance of common stock under the Employee Stock Purchase Plan	156	—	1,385	—	—	1,385
Stock-based compensation	—	—	6,371	—	—	6,371
Change in unrealized gains on available-for-sale securities	—	—	—	(4)	—	(4)
Cumulative translation adjustment, net of tax	—	—	—	745	—	745
Balance, June 30, 2025	49,883	$16	$555,755	$(2,990)	$(336,780)	$216,001

	Six Months Ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	48,948	$16	$544,842	$(3,332)	$(325,096)	$216,430
Net loss	—	—	—	—	(11,684)	(11,684)
Issuance of common stock pursuant to exercise of stock options	185	—	162	—	—	162
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	594	—	(3,061)	—	—	(3,061)
Issuance of common stock under the Employee Stock Purchase Plan	156	—	1,385	—	—	1,385
Stock-based compensation	—	—	12,427	—	—	12,427
Change in unrealized gains on available-for-sale securities	—	—	—	(729)	—	(729)
Cumulative translation adjustment, net of tax	—	—	—	1,071	—	1,071
Balance, June 30, 2025	49,883	$16	$555,755	$(2,990)	$(336,780)	$216,001

	Three Months Ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2024	47,552	$16	$525,000	$(2,589)	$(278,070)	$244,357
Net loss	—	—	—	—	(11,729)	(11,729)
Issuance of common stock pursuant to exercise of stock options	131	—	127	—	—	127
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	270	—	(1,663)	—	—	(1,663)
Issuance of common stock under the Employee Stock Purchase Plan	146	—	1,355	—	—	1,355
Stock-based compensation	—	—	7,003	—	—	7,003
Change in unrealized gains on available-for-sale securities	—	—	—	147	—	147
Cumulative translation adjustment, net of tax	—	—	—	(65)	—	(65)
Balance, June 30, 2024	48,099	$16	$531,822	$(2,507)	$(289,799)	$239,532

	Six Months Ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	47,266	$16	$521,184	$(2,477)	$(264,304)	$254,419
Net loss	—	—	—	—	(25,495)	(25,495)
Issuance of common stock pursuant to exercise of stock options	142	—	137	—	—	137
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	545	—	(3,288)	—	—	(3,288)
Issuance of common stock under the Employee Stock Purchase Plan	146	—	1,355	—	—	1,355
Stock-based compensation	—	—	12,434	—	—	12,434
Change in unrealized gains on available-for-sale securities	—	—	—	258	—	258
Cumulative translation adjustment, net of tax	—	—	—	(288)	—	(288)
Balance, June 30, 2024	48,099	$16	$531,822	$(2,507)	$(289,799)	$239,532
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,684)	$(25,495)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,220	6,240
Amortization	865	2,241
Reduction in carrying amount of right-of-use assets	169	669
Provision for losses on (recoveries of) accounts receivable	(895)	467
Stock-based compensation	12,427	12,434
Deferred income taxes	23	—
Loss on disposal of property, plant and equipment	98	44
Accrued interest earned on marketable securities	(597)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,546)	6,869
Inventory	(6,949)	(167)
Prepaid expenses and other current assets	1,285	2,479
Other assets, net	955	(1,399)
Accounts payable	3,461	1,438
Accrued and other long-term liabilities	3,165	1,134
Deferred revenues	(1,132)	818
Lease liabilities	(252)	(764)
Non-current income taxes payable	(18)	137
Net cash (used in) provided by operating activities	(1,405)	7,145
Cash flows from investing activities:
Proceeds from sale of fixed assets	443	—
Purchases of property, plant and equipment	(4,674)	(3,702)
Purchase of marketable securities	(34,288)	(54,506)
Proceeds from maturities and sales of marketable securities	34,136	49,265
Net cash used in investing activities	(4,383)	(8,943)
Cash flows from financing activities:
Proceeds from line of credit	20,000	—
Proceeds from employee stock plan purchases	1,385	1,355
Proceeds from stock option exercises	162	137
Tax payments related to stock award issuances	(3,061)	(3,288)
Net cash provided by (used in) financing activities	18,486	(1,796)
Effect of exchange rate changes on cash	287	(229)
Net increase in cash, cash equivalents, and restricted cash	12,985	(3,823)
Cash, cash equivalents, and restricted cash, beginning of period	66,088	53,466
Cash, cash equivalents, and restricted cash, end of period	$79,073	$49,643
Supplemental disclosures:
Cash paid for interest, net	$423	$20
Cash paid for income taxes	211	307
Operating cash outflows from operating leases	1,738	2,042
Right-of-use assets obtained in exchange for lease liabilities	1,222	882
Accrued purchases of property, equipment and patents	332	518
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$78,812	$49,386
Restricted cash	261	257
Total cash, cash equivalents, and restricted cash	$79,073	$49,643
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

Critical Accounting Policies
Our critical accounting policies have not materially changed during the six months ended June 30, 2025, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of June 30, 2025, we did not have any performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions.

Rights of return generally are not included in customer contracts. Accordingly, product revenue is recognized upon transfer of control at shipment or delivery, as applicable. Rights of return are evaluated as they occur.

Revenues recognized at a point in time consist of sales of semiconductor lasers, fiber amplifiers, fiber lasers and other related products. Revenues recognized over time generally consist of development arrangements that are structured based on our costs incurred. For long-term contracts, we estimate the total expected costs to complete the contract and recognize revenue based on the percentage of costs incurred at period end. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, materials, subcontractors costs, other direct costs, and indirect costs applicable on government and commercial contracts.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Aerospace and Defense	40,695	27,390	73,401	49,135
Industrial	9,746	12,905	18,602	24,890
Microfabrication	11,294	10,216	21,400	21,013
	$61,735	$50,511	$113,403	$95,038

Sales by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$45,171	$35,640	$81,256	$64,364
Asia Pacific	8,662	9,077	17,790	19,111
EMEA(1)	7,902	5,794	14,357	11,563
	$61,735	$50,511	$113,403	$95,038
(1) EMEA consists of Europe, the Middle East, and Africa.

Sales by Timing of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Point in time	$40,774	$34,636	$76,454	$63,992
Over time	20,961	15,875	36,949	31,046
	$61,735	$50,511	$113,403	$95,038

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2025	December 31, 2024
Contract assets	Prepaid expenses and other current assets	$11,080	$14,510
Contract liabilities	Deferred revenues and other long-term liabilities	6,026	6,845

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

During the three and six months ended June 30, 2025, we recognized revenue of $1.0 million and $2.5 million that was included in the deferred revenues balance at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. Government*	39%	15%	37%	17%
Raytheon Technologies	(1)	11%	(1)	11%
KORD Technologies	(1)	12%	(1)	11%
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government
(1) Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of June 30, 2025 and December 31, 2024, one customer accounted for a total of 30% and two customers accounted for a total of 24%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$21,633	$—	$—	$21,633
Commercial paper	1,548	—	—	1,548
	23,181	—	—	23,181
Marketable Securities:
U.S. treasuries	34,888	—	—	34,888
Total	$58,069	$—	$—	$58,069

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$20,488	$—	$—	$20,488
Commercial paper	1,773	—	—	1,773
	22,261	—	—	22,261
Marketable Securities:
U.S. treasuries	34,868	—	—	34,868
Total	$57,129	$—	$—	$57,129

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

Inventory consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Raw materials	$23,438	$19,165
Work in process and semi-finished goods	21,045	17,390
Finished goods	3,812	4,245
	$48,295	$40,800

Note 6 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	June 30, 2025	December 31, 2024
Automobiles	3	$64	$64
Computer hardware and software	3 - 5	9,897	9,672
Manufacturing and lab equipment	2 - 7	98,512	95,106
Office equipment and furniture	5 - 7	2,169	2,542
Leasehold and building improvements	2 - 12	32,410	33,104
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		155,843	153,279
Accumulated depreciation		(110,902)	(106,342)
		$44,941	$46,937

Note 7 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of
		June 30, 2025	December 31, 2024
Development programs	2 - 4	7,200	7,200
Developed technology	5	2,959	2,959
		10,159	10,159
Accumulated amortization		(9,623)	(9,326)
		$536	$833

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$149	$149	$298	$522

Estimated amortization expense for future years is as follows (in thousands):

2025	$188
2026	348
$536

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2024	$2,106	$10,248	$12,354
Currency exchange rate adjustment	94	—	94
Balance, June 30, 2025	$2,200	$10,248	$12,448

Note 8 - Line of Credit
We have a $40.0 million revolving line of credit (LOC) with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 7.0% on the LOC at June 30, 2025 is based on the Prime Rate, minus a margin based on our liquidity levels.

During the three months ended March 31, 2025, we drew $20.0 million under the LOC to support working capital and general corporate purposes. We did not make any draws or repayments during the three months ended June 30, 2025. Interest expense on the LOC was $0.4 million for the three and six months ended June 30, 2025. As of June 30, 2025, $20.0 million was outstanding on the LOC and we were in compliance with all covenants. The remaining $20.0 million unused portion of the LOC is available for borrowing.

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accrued payroll and benefits	$12,605	$9,751
Product warranty, current	2,884	2,454
Other accrued expenses	823	1,063
	$16,312	$13,268

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Product warranty liability, beginning	$3,473	$4,469
Warranty charges incurred, net	(1,497)	(1,880)
Provision for warranty charges, net of adjustments	2,079	1,037
Product warranty liability, ending	4,055	3,626
Less: current portion of product warranty liability	(2,884)	(2,593)
Non-current portion of product warranty liability	$1,171	$1,033

Note 11 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock unit ("RSU") and restricted stock award ("RSA") activity under our equity incentive plan was as follows:

	Number of Restricted Stock Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2024	1,904	$12.99
Granted	1,143	15.40
Vested	(865)	14.39
Forfeited	(42)	13.81
Balance, June 30, 2025	2,140	13.69

	Number of Restricted Stock Awards (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2024	37	$33.66
Vested	(37)	33.66
Balance, June 30, 2025	—	—

The total fair value of RSUs and RSAs vested during the six months ended June 30, 2025, was $12.4 million.

Market-Based Performance Restricted Stock Units
During the three months ended June 30, 2025, we granted the following market-based performance restricted stock units (PRSUs) under our equity incentive plan (in thousands, except weighted-average grant date fair value):

Fiscal Year Granted
2025
Performance period	May 9, 2025 - March 31, 2028
Weighted-average grant date fair value	$23.33
Number of awards granted	505

The PRSUs granted in 2025 will vest after the conclusion of the performance period, subject to the participants' continuing service, and are similar in all material aspects to the market-based PRSUs granted in prior years, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The grant date fair value of the PRSUs granted in 2025 were measured using a Monte Carlo simulation model. As of June 30, 2025, there were approximately 1.8 million PRSU awards outstanding.

Stock Options
The following table summarizes our stock option activity during the six months ended June 30, 2025:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2024	859	$1.43	2.0	$7,783
Options exercised	(185)	0.87
Options canceled	(2)	5.38
Outstanding, June 30, 2025	672	1.57	1.9	12,162
Options exercisable at June 30, 2025	672	1.57	1.9	12,162
Options vested as of June 30, 2025, and expected to vest after June 30, 2025	672	1.57	1.9	12,162

Total intrinsic value of options exercised for the six months ended June 30, 2025 and 2024, was $1.8 million and $1.7 million, respectively. We received proceeds of $0.2 million and $0.1 million from the exercise of options for the six months ended June 30, 2025 and 2024, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$598	$659	$1,168	$1,200
Research and development	1,834	2,175	3,618	3,788
Sales, general and administrative	3,939	4,169	7,641	7,446
	$6,371	$7,003	$12,427	$12,434

Unrecognized Compensation Costs
As of June 30, 2025, total unrecognized stock-based compensation was $47.1 million, which will be recognized over an average expected recognition period of 2.4 years.

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Legal Matters
From time to time, we may be subject to various legal proceedings and claims in the ordinary course of business. As of June 30, 2025 we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.1 to 9.9 years, and some leases include options to extend up to 10 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.2 to 3.3 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 7 years as of June 30, 2025, and the weighted-average discount rate was 4.3%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease expense:
Operating lease expense	$763	$912	$1,579	$1,831
Short-term lease expense	73	58	117	127
Variable and other lease expense	286	274	559	517
	$1,122	$1,244	$2,255	$2,475

Future minimum payments under our non-cancelable lease obligations were as follows as of June 30, 2025 (in thousands):

2025	$1,531
2026	2,679
2027	2,282
2028	1,763
2029	1,028
Thereafter	4,417
Total minimum lease payments	13,700
Less: interest	(1,703)
Present value of net minimum lease payments	11,997
Less: current portion of lease liabilities	(2,413)
Total long-term lease liabilities	$9,584

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

	Three Months Ended June 30, 2025
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$40,824	$20,911	$—	$61,735
Gross profit	$16,317	$2,738	$(598)	$18,457
Gross margin	40.0%	13.1%	NM*	29.9%

	Six Months Ended June 30, 2025
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$76,502	$36,901	$—	$113,403
Gross profit	$28,841	$4,583	$(1,168)	$32,256
Gross margin	37.7%	12.4%	NM*	28.4%

	Three Months Ended June 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$34,458	$16,053	$—	$50,511
Gross profit	$11,106	$1,403	$(659)	$11,850
Gross margin	32.2%	8.7%	NM*	23.5%

	Six Months Ended June 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$63,828	$31,210	$—	$95,038
Gross profit	$17,786	$2,752	$(1,200)	$19,338
Gross margin	27.9%	8.8%	NM*	20.3%
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

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units and awards	966	926	926	1,005
Common stock options	607	1,188	642	1,225
	1,573	2,114	1,568	2,230

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

Revenues increased to $113.4 million in the six months ended June 30, 2025 compared to $95.0 million in the same period in 2024 due primarily to an increase in both product and development revenue from the Aerospace and Defense end market. We generated a net loss of $11.7 million for the six months ended June 30, 2025 compared to a net loss of $25.5 million for the same period in 2024.

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

Global Economic Conditions

We continue to monitor macroeconomic trends, global inflationary pressures, and uncertainties related to international trade policy, including tariff actions and regulatory shifts. The U.S. government implemented a new series of tariffs on imported goods during the first six months of 2025, prompting retaliatory tariffs by other countries. We currently procure components from China, which are utilized in our U.S. manufacturing operations as well as in products assembled by our contract manufacturer in Thailand.

A portion of our sales are generated from products manufactured outside the United States and we sell our products globally. Changing trade dynamics, including newly imposed or proposed tariffs and export controls, could disrupt our supply chain and increase input costs. These trade policy developments did not have a material impact on our financial results for the first six months of 2025. However, if current trends continue or intensify, we may experience increased cost volatility, operational complexity, and broader economic pressures on our customer base that could have a negative impact on revenue and profitability in the future.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Products	66.1%	68.2%	67.5%	67.2%
Development	33.9	31.8	32.5	32.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	40.7	47.5	43.1	49.7
Development	29.4	29.0	28.5	30.0
Total cost of revenue	70.1	76.5	71.6	79.7
Gross profit	29.9	23.5	28.4	20.3
Operating expenses:
Research and development	17.8	23.2	19.7	23.6
Sales, general, and administrative	18.9	25.4	20.9	25.6
Total operating expenses	36.7	48.6	40.6	49.2
Loss from operations	(6.8)	(25.1)	(12.2)	(28.9)
Other income:
Interest income	1.7	0.9	2.4	1.0
Interest expense	(0.6)	—	(0.4)	—
Other (expense) income, net	(0.1)	1.2	—	1.3
Loss before income taxes	(5.8)	(23.0)	(10.2)	(26.6)
Income tax expense	—	0.2	0.1	0.3
Net loss	(5.8)%	(23.2)%	(10.3)%	(26.9)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2025	% of Revenue	2024	% of Revenue	$	%
Aerospace and Defense	$40,695	65.9%	$27,390	54.3%	$13,305	48.6%
Industrial	9,746	15.8	12,905	25.5	(3,159)	(24.5)
Microfabrication	11,294	18.3	10,216	20.2	1,078	10.6
	$61,735	100.0%	$50,511	100.0%	$11,224	22.2%

	Six Months Ended June 30,				Change
	2025	% of Revenue	2024	% of Revenue	Amount	%
Aerospace and Defense	$73,401	64.7%	$49,135	51.7%	$24,266	49.4%
Industrial	18,602	16.4	24,890	26.2	(6,288)	(25.3)
Microfabrication	21,400	18.9	21,013	22.1	387	1.8
	$113,403	100.0%	$95,038	100.0%	$18,365	19.3%

The increases in revenue from the Aerospace and Defense market for the three and six months ended June 30, 2025, compared to the same periods in 2024, were driven primarily by increased unit sales of directed energy laser products and progress on existing research and development contracts. The decreases in revenue from the Industrial market for the three and six months ended June 30, 2025, compared to the same periods in 2024, were primarily the result of decreased unit sales due to lower customer demand and deteriorating market conditions across all regions. The increases in revenue from the Microfabrication market for the three and six months ended June 30, 2025 compared to the same periods in 2024 were primarily attributable to an increase in unit sales of semiconductor lasers and the timing of customer shipments.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2025	% of Revenue	2024	% of Revenue	$	%
Laser Products	$40,824	66.1%	$34,458	68.2%	$6,366	18.5%
Advanced Development	20,911	33.9	16,053	31.8	4,858	30.3
	$61,735	100.0%	$50,511	100.0%	$11,224	22.2%

	Six Months Ended June 30,				Change
	2025	% of Revenue	2024	% of Revenue	Amount	%
Laser Products	$76,502	67.5%	$63,828	67.2%	$12,674	19.9%
Advanced Development	36,901	32.5	31,210	32.8	5,691	18.2
	$113,403	100.0%	$95,038	100.0%	$18,365	19.3%

The increases in Laser Products revenue for the three and six months ended June 30, 2025 compared to the same periods in 2024 were the result of increased revenue from the Aerospace and Defense market and the Microfabrication market, as discussed above, partially offset by decreases in revenue from the Industrial market. The increases in Advanced Development revenue for the three and six months ended June 30, 2025, compared to the same periods in 2024, were driven by progress on existing research and development contracts. All Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2025	% of Revenue	2024	% of Revenue	$	%
North America	$45,171	73.2%	$35,640	70.6%	$9,531	26.7%
Asia Pacific	8,662	14.0	9,077	18.0	(415)	(4.6)
EMEA	7,902	12.8	5,794	11.4	2,108	36.4
	$61,735	100.0%	$50,511	100.0%	$11,224	22.2%

	Six Months Ended June 30,				Change
	2025	% of Revenue	2024	% of Revenue	Amount	%
North America	$81,256	71.6%	$64,364	67.7%	$16,892	26.2%
Asia Pacific	17,790	15.7	19,111	20.1	(1,321)	(6.9)
EMEA	14,357	12.7	11,563	12.2	2,794	24.2
	$113,403	100.0%	$95,038	100.0%	$18,365	19.3%

Geographic revenue information is based on the location to which we ship our products. The increases in North America revenue for the three and six months ended June 30, 2025 compared to the same periods in 2024, were due to increased revenue from the Aerospace and Defense market, partially offset by decreased revenue from the Industrial and Microfabrication markets. The decreases in Asia Pacific revenue for the three and six months ended June 30, 2025 compared to the same periods in 2024 were primarily the result of decreased revenue from the Industrial market, partially offset by increased revenue from the Microfabrication market. The increases in EMEA revenue for the three and six months ended June 30, 2025 compared to the same periods in 2024 were primarily due to increased revenue from the Microfabrication market and Aerospace and Defense market, partially offset by decreased revenue from the Industrial market.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30, 2025
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$16,317	$2,738	$(598)	$18,457
Gross margin	40.0%	13.1%	NM*	29.9%

	Six Months Ended June 30, 2025
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$28,841	$4,583	$(1,168)	$32,256
Gross margin	37.7%	12.4%	NM*	28.4%

	Three Months Ended June 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$11,106	$1,403	$(659)	$11,850
Gross margin	32.2%	8.7%	NM*	23.5%

	Six Months Ended June 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$17,786	$2,752	$(1,200)	$19,338
Gross margin	27.9%	8.8%	NM*	20.3%
*NM = not meaningful

The increase in Laser Products gross margin for the three and six months ended June 30, 2025 compared to the same periods in 2024 were driven primarily by product sales mix and the impact of increased production volumes on fixed manufacturing costs due to the overall increase in sales as previously discussed. The first six months of 2025 also benefited from an increase in duty reclaim and manufacturing yields. The increase in Advanced Development gross margin for the three and six months ended June 30, 2025 compared to the same periods in 2024 were primarily the result of an increase in revenue from fixed priced contracts that carried higher average gross margins than cost-plus fixed fee contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended June 30,		Change
	2025	2024	$	%
Research and development	$11,012	$11,736	$(724)	(6.2)%

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Research and development	$22,386	$22,395	$(9)	—%

The decreases in research and development expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 were primarily attributable to decreases in employee compensation due to reductions in headcount, decreases in outside services and decreases in stock-based compensation of $0.3 million and $0.2 million for the three and six months ended June 30, 2025, respectively, partially offset by increases in incentive compensation and project related expenses.

Sales, General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	$	%
Sales, general, and administrative	$11,681	$12,804	$(1,123)	(8.8)%

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Sales, general, and administrative	$23,716	$24,351	$(635)	(2.6)%

The decreases in sales, general and administrative expense for the three and six months ended June 30, 2025, compared to the same periods in 2024, were driven by decreases in bad debt expense, increases in bad debt recoveries, and a higher allocation of costs from sales, general and administrative to development projects, partially offset by an increase in incentive compensation. The three and six months ended June 30, 2025 also included a (decrease) increase in stock-based compensation of $(0.2) million and $0.2 million, respectively.

Interest Income

	Three Months Ended June 30,		Change
	2025	2024	$	%
Interest income	$1,108	$479	$629	131.3%

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Interest income	$2,796	$954	$1,842	193.1%

The increases in interest income for the three and six months ended June 30, 2025, compared to the same periods in 2024, were driven primarily by an increase in income earned from marketable securities and imputed interest on a long-term customer receivable.

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

Interest expense

	Three Months Ended June 30,		Change
	2025	2024	$	%
Interest expense	$(388)	$(20)	$(368)	NM*

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Interest expense	$(436)	$(40)	$(396)	NM*
*NM = not meaningful

The increases in interest expense for the three and six months ended June 30, 2025, compared to the same periods in 2024, were driven by interest on the outstanding LOC balance.

Interest expense on the line of credit (LOC) was $0.4 million for the three and six months ended June 30, 2025.

Other Income, net

	Three Months Ended June 30,		Change
	2025	2024	$	%
Other (expense) income, net	$(58)	$622	$(680)	(109.3)%

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Other (expense) income, net	$(44)	$1,263	$(1,307)	(103.5)%

Other income, net is primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations. The prospective classification change for income earned from marketable securities referenced above is the primary factor contributing to the year-over-year variance for other income, net from the same period in 2024.

Income Tax Expense

	Three Months Ended June 30,		Change
	2025	2024	$	%
Income tax expense	$17	$120	$(103)	(85.8)%

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Income tax expense	$154	$264	$(110)	41.7%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, Austria, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability, we continue to maintain a full valuation allowance on deferred tax assets in the United States, and a partial valuation allowance in China as of June 30, 2025. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

On July 4, 2025, the One Big Beautiful Bill Act ("the Act") was signed into law. Some of the tax related provisions of the Act affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. We are evaluating the impact of the Act on our financial condition and results of operations in future periods. Preliminarily, we do not anticipate a material change to our effective income tax rate or net deferred federal income tax assets as we maintain a full valuation allowance for all U.S. deferred tax assets.

The decreases in income tax expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 were driven by expiring statutes of limitations on unrecognized tax positions in the three months ended June 30, 2025.

Liquidity and Capital Resources

We had cash and cash equivalents and restricted cash of $79.1 million and $66.1 million as of June 30, 2025 and December 31, 2024, respectively. In addition, we had marketable securities of $34.9 million and $34.9 million at June 30, 2025 and December 31, 2024, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities increased by $13.0 million from December 31, 2024 to June 30, 2025.

For the six months ended June 30, 2025, our principal sources of liquidity included the draw of $20 million on our LOC and cash collected from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(1,405)	$7,145
Net cash used in investing activities	(4,383)	(8,943)
Net cash provided by (used in) financing activities	18,486	(1,796)
Effect of exchange rate changes on cash	287	(229)
Net increase in cash, cash equivalents and restricted cash	$12,985	$(3,823)

Net Cash (Used in) Provided by Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $1.4 million, which was the result of an $11.7 million net loss and cash used in net working capital of $8.0 million, offset by non-cash expenses totaling $18.3 million related primarily to depreciation, amortization, and stock-based compensation. The cash used in net working capital in the six months ended June 30, 2025 was driven by a $6.9 million increase in inventory, a $8.5 million increase in accounts receivable and a $1.1 million decrease in deferred revenues. These uses of cash were offset by a $3.5 million increase in accounts payable, a $3.1 million increase in accrued and other long-term liabilities, a $1.3 million decrease in prepaid expense and other assets, net and a $0.2 million decrease in lease liabilities.
Net Cash Used in Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $4.4 million, which was driven by the net purchase of marketable securities of $0.2 million and net capital expenditures of $4.2 million.

Net Cash Provided by Used in Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $18.5 million, which consisted of a draw of $20.0 million from our LOC and proceeds from stock option exercises and employee stock plan purchases of $1.5 million, partially offset by taxes paid on the net settlement of stock awards of $3.1 million.

Credit Facilities

We have a $40.0 million revolving LOC with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants, including a minimum total cash covenant, and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 7.0% on the LOC at June 30, 2025 is based on the Prime Rate, minus a margin based on our liquidity levels.

During the six months ended June 30, 2025, we drew $20.0 million under the LOC to support working capital and general corporate purposes. As of June 30, 2025, $20.0 million was outstanding on the LOC and we were in compliance with all covenants. The remaining $20.0 million unused portion of the LOC is available for borrowing.

Contractual Obligations

Other than the draw of $20.0 million on our LOC, there have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2025. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

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

We are subject to interest rate risk in connection with the borrowings under our LOC. We have a $40.0 million revolving credit facility. As of June 30, 2025, we had $20.0 million outstanding under the LOC. Borrowings under the LOC bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from the Prime Rate minus 1.0% to the Prime Rate. A 10% increase or decrease in interest rates would result in approximately a $0.1 million change in our obligations under the loan facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following director and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 12, 2025, Scott Keeney, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 430,868 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2026, or earlier if all transactions under the trading arrangement are completed.

During our last fiscal quarter ended June 30, 2025, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

In addition, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which we filed with the Securities and Exchange Commission on May 9, 2025, we inadvertently omitted disclosure regarding the entry into a Rule 10b5-1 trading arrangement by Joseph Corso, our Chief Financial Officer, on March 14, 2025 . Mr. Corso's Rule 10b5-1 trading plan provides for the sale from time to time of an aggregate of up to 121,298 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 11, 2026, or earlier if all transactions under the trading arrangement are completed.

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

NLIGHT, INC.
(Registrant)

August 8, 2025	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2025	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

August 8, 2025	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)