Form 10-Q
period 2025-09-30
NLIGHT, INC.
filed 2025-11-07
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of November 5, 2025, the Registrant had 50,786,007 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$81,108	$65,829
Marketable securities	34,684	34,868
Accounts receivable, net of allowances of $670 and $1,800	49,317	34,895
Inventory	51,457	40,800
Prepaid expenses and other current assets	11,826	17,697
Total current assets	228,392	194,089
Restricted cash	320	259
Lease right-of-use assets	10,143	10,822
Property, plant and equipment, net	44,233	46,937
Intangible assets, net	436	833
Goodwill	12,448	12,354
Other assets, net	2,721	4,947
Total assets	$298,693	$270,241

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,899	$15,076
Accrued liabilities	18,987	13,268
Deferred revenues	2,345	3,577
Current portion of lease liabilities	2,306	2,314
Total current liabilities	40,537	34,235
Line of credit	20,000	—
Non-current income taxes payable	5,708	5,541
Long-term lease liabilities	9,003	9,819
Other long-term liabilities	4,952	4,216
Total liabilities	80,200	53,811
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 50,784 and 48,948 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	565,150	544,842
Accumulated other comprehensive loss	(3,019)	(3,332)
Accumulated deficit	(343,654)	(325,096)
Total stockholders’ equity	218,493	216,430
Total liabilities and stockholders’ equity	$298,693	$270,241

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Products	$47,608	$41,132	$124,110	$104,960
Development	19,134	14,997	56,035	46,207
Total revenue	66,742	56,129	180,145	151,167
Cost of revenue:
Products	28,086	29,286	76,915	76,528
Development	17,903	14,293	50,221	42,751
Total cost of revenue	45,989	43,579	127,136	119,279
Gross profit	20,753	12,550	53,009	31,888
Operating expenses:
Research and development	11,534	11,328	33,920	33,723
Sales, general, and administrative	14,785	13,021	38,501	37,372
Restructuring	1,733	—	1,733	—
Total operating expenses	28,052	24,349	74,154	71,095
Loss from operations	(7,299)	(11,799)	(21,145)	(39,207)
Other income:
Interest income	1,079	421	3,875	1,375
Interest expense	(317)	(27)	(753)	(67)
Other (expense) income, net	(64)	1,331	(108)	2,594
Loss before income taxes	(6,601)	(10,074)	(18,131)	(35,305)
Income tax expense	273	261	427	525
Net loss	$(6,874)	$(10,335)	$(18,558)	$(35,830)
Net loss per share, basic and diluted	$(0.14)	$(0.21)	$(0.37)	$(0.75)
Shares used in per share calculations, basic and diluted	50,288	48,133	49,658	47,679

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(6,874)	$(10,335)	$(18,558)	$(35,830)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(45)	335	1,026	47
Change in unrealized gains on available-for-sale securities	16	(216)	(713)	42
Comprehensive loss	$(6,903)	$(10,216)	$(18,245)	$(35,741)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2025	49,883	$16	$555,755	$(2,990)	$(336,780)	$216,001
Net loss	—	—	—	—	(6,874)	(6,874)
Issuance of common stock pursuant to exercise of stock options	24	—	34	—	—	34
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	877	—	(1)	—	—	(1)
Stock-based compensation	—	—	9,362	—	—	9,362
Change in unrealized gains on available-for-sale securities	—	—	—	16	—	16
Cumulative translation adjustment, net of tax	—	—	—	(45)	—	(45)
Balance, September 30, 2025	50,784	$16	$565,150	$(3,019)	$(343,654)	$218,493

	Nine Months Ended September 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	48,948	$16	$544,842	$(3,332)	$(325,096)	$216,430
Net loss	—	—	—	—	(18,558)	(18,558)
Issuance of common stock pursuant to exercise of stock options	209	—	196	—	—	196
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	1,471	—	(3,062)	—	—	(3,062)
Issuance of common stock under the Employee Stock Purchase Plan	156	—	1,385	—	—	1,385
Stock-based compensation	—	—	21,789	—	—	21,789
Change in unrealized gains on available-for-sale securities	—	—	—	(713)	—	(713)
Cumulative translation adjustment, net of tax	—	—	—	1,026	—	1,026
Balance, September 30, 2025	50,784	$16	$565,150	$(3,019)	$(343,654)	$218,493

	Three Months Ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2024	48,099	$16	$531,822	$(2,507)	$(289,799)	$239,532
Net loss	—	—	—	—	(10,335)	(10,335)
Issuance of common stock pursuant to exercise of stock options	105	—	84	—	—	84
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	139	—	(657)	—	—	(657)
Stock-based compensation	—	—	6,527	—	—	6,527
Change in unrealized gains on available-for-sale securities	—	—	—	(216)	—	(216)
Cumulative translation adjustment, net of tax	—	—	—	335	—	335
Balance, September 30, 2024	48,343	16	537,776	(2,388)	(300,134)	235,270

	Nine Months Ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	47,266	$16	$521,184	$(2,477)	$(264,304)	$254,419
Net loss	—	—	—	—	(35,830)	(35,830)
Issuance of common stock pursuant to exercise of stock options	247	—	221	—	—	221
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	684	—	(3,945)	—	—	(3,945)
Issuance of common stock under the Employee Stock Purchase Plan	146	—	1,355	—	—	1,355
Stock-based compensation	—	—	18,961	—	—	18,961
Change in unrealized gains on available-for-sale securities	—	—	—	42	—	42
Cumulative translation adjustment, net of tax	—	—	—	47	—	47
Balance, September 30, 2024	48,343	16	537,776	(2,388)	(300,134)	235,270
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,558)	$(35,830)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	9,151	9,356
Amortization	1,247	3,403
Reduction in carrying amount of right-of-use assets	784	1,367
Provision for losses on (recoveries of) accounts receivable	(1,131)	1,489
Stock-based compensation	21,789	18,961
Deferred income taxes	101	—
Loss on disposal of property, plant and equipment	190	76
Accrued interest earned on marketable securities	(256)	—
Non-cash restructuring charges	1,243	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,186)	(2,119)
Inventory	(10,203)	3,348
Prepaid expenses and other current assets	5,914	954
Other assets, net	1,099	(3,351)
Accounts payable	1,886	4,628
Accrued and other long-term liabilities	5,795	2,511
Deferred revenues	(1,247)	(1,931)
Lease liabilities	(927)	(1,546)
Non-current income taxes payable	121	212
Net cash provided by operating activities	3,812	1,528
Cash flows from investing activities:
Proceeds from sale of fixed assets	447	—
Purchases of property, plant and equipment	(7,444)	(5,313)
Purchase of marketable securities	(68,697)	(88,643)
Proceeds from maturities and sales of marketable securities	68,425	83,033
Net cash used in investing activities	(7,269)	(10,923)
Cash flows from financing activities:
Proceeds from line of credit	20,000	—
Proceeds from employee stock plan purchases	1,385	1,355
Proceeds from stock option exercises	196	221
Tax payments related to stock award issuances	(3,062)	(3,945)
Net cash provided by (used in) financing activities	18,519	(2,369)
Effect of exchange rate changes on cash	278	12
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,340	(11,752)
Cash, cash equivalents, and restricted cash, beginning of period	66,088	53,466
Cash, cash equivalents, and restricted cash, end of period	$81,428	$41,714
Supplemental disclosures:
Cash paid for interest, net	$740	$40
Cash paid for income taxes	277	302
Operating cash outflows from operating leases	2,536	3,057
Right-of-use assets obtained in exchange for lease liabilities	1,208	995
Accrued purchases of property, equipment and patents	426	415
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$81,108	$41,456
Restricted cash	320	258
Total cash, cash equivalents, and restricted cash	$81,428	$41,714
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

Critical Accounting Policies
Our critical accounting policies have not materially changed during the nine months ended September 30, 2025, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ASU 2024-03
In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgments about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial position, results of operations or cash flows.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of September 30, 2025, we had
$0.2 million of performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions. We expect to recognize 100% of these performance obligations by the end of 2026.

We have elected, per ASC 606-10-25-18B (shipping and handling practical expedient), to recognize shipping and handling services performed after control transfer as fulfillment costs.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Aerospace and Defense	45,554	30,278	118,955	79,413
Industrial	9,577	11,588	28,179	36,478
Microfabrication	11,611	14,263	33,011	35,276
	$66,742	$56,129	$180,145	$151,167

Sales by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$46,682	$36,332	$127,938	$100,696
Asia Pacific	9,280	11,211	27,070	30,322
EMEA(1)	10,780	8,586	25,137	20,149
	$66,742	$56,129	$180,145	$151,167
(1) EMEA consists of Europe, the Middle East, and Africa.

Sales by Timing of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Point in time	$47,415	$41,070	$123,869	$105,062
Over time	19,327	15,059	56,276	46,105
	$66,742	$56,129	$180,145	$151,167

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2025	December 31, 2024
Contract assets	Prepaid expenses and other current assets	$9,755	$14,510
Contract liabilities	Deferred revenues and other long-term liabilities	6,228	6,845

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

During the three and nine months ended September 30, 2025, we recognized revenue of $0.3 million and $2.8 million that was included in the deferred revenues balance at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. Government*	35%	12%	36%	15%
Raytheon Technologies	11%	(1)	10%	10%
KORD Technologies	(1)	19%	(1)	14%
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government
(1) Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of September 30, 2025 and December 31, 2024, one customer accounted for a total of 17% and two customers accounted for a total of 24%, respectively, of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$22,447	$—	$—	$22,447
Commercial paper	1,683	—	—	1,683
	24,130	—	—	24,130
Marketable Securities:
U.S. treasuries	34,684	—	—	34,684
Total	$58,814	$—	$—	$58,814

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$20,488	$—	$—	$20,488
Commercial paper	1,773	—	—	1,773
	22,261	—	—	22,261
Marketable Securities:
U.S. treasuries	34,868	—	—	34,868
Total	$57,129	$—	$—	$57,129

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

Inventory consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Raw materials	$25,321	$19,165
Work in process and semi-finished goods	21,268	17,390
Finished goods	4,868	4,245
	$51,457	$40,800

Note 6 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	September 30, 2025	December 31, 2024
Automobiles	3	$64	$64
Computer hardware and software	3 - 5	9,988	9,672
Manufacturing and lab equipment	2 - 7	97,356	95,106
Office equipment and furniture	5 - 7	2,130	2,542
Leasehold and building improvements	2 - 12	34,095	33,104
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		156,424	153,279
Accumulated depreciation		(112,191)	(106,342)
		$44,233	$46,937

Note 7 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of
		September 30, 2025	December 31, 2024
Development programs	2 - 4	—	7,200
Developed technology	5	2,959	2,959
		2,959	10,159
Accumulated amortization		(2,523)	(9,326)
		$436	$833

Amortization related to intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$99	$149	$397	$671

Estimated amortization expense for future years is as follows (in thousands):

2025	$88
2026	348
$436

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2024	$2,106	$10,248	$12,354
Currency exchange rate adjustment	94	—	94
Balance, September 30, 2025	$2,200	$10,248	$12,448

Note 8 - Line of Credit
We have a $40.0 million revolving line of credit (LOC) with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 6.25% on the LOC at September 30, 2025 is based on the Prime Rate, minus a margin based on our liquidity levels.

During the three months ended March 31, 2025, we drew $20.0 million under the LOC to support working capital and general corporate purposes. We did not make any draws or repayments during the three months ended September 30, 2025. Interest expense on the LOC was $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, $20.0 million was outstanding on the LOC and we were in compliance with all covenants. The remaining $20.0 million unused portion of the LOC is available for borrowing.

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accrued payroll and benefits	$15,061	$9,751
Product warranty, current	3,103	2,454
Other accrued expenses	823	1,063
	$18,987	$13,268

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Product warranty liability, beginning	$3,473	$4,469
Warranty charges incurred, net	(2,295)	(3,492)
Provision for warranty charges, net of adjustments	3,091	2,597
Product warranty liability, ending	4,269	3,574
Less: current portion of product warranty liability	(3,103)	(2,440)
Non-current portion of product warranty liability	$1,166	$1,134

Note 11 - Stockholders' Equity and Stock-Based Compensation

Restricted Stock Awards and Units
Restricted stock unit ("RSU") and restricted stock award ("RSA") activity under our equity incentive plan was as follows:

	Number of Restricted Stock Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2024	1,904	$12.99
Granted	1,177	15.81
Vested	(1,025)	13.87
Forfeited	(67)	13.95
Balance, September 30, 2025	1,989	14.17

	Number of Restricted Stock Awards (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2024	37	$33.66
Vested	(37)	33.66
Balance, September 30, 2025	—	—

The total fair value of RSUs and RSAs vested during the nine months ended September 30, 2025, was $15.1 million.

Market-Based Performance Restricted Stock Units
During the three months ended September 30, 2025, the payout factor for our market-based performance restricted stock units ("2022 PRSUs") granted in 2022 was measured. The number of shares that a participant receives is equal to the number of PRSUs granted multiplied by a payout factor ranging from 0% to 200%. The performance criteria that determines the payout factor is our Total Shareholder Return ("TSR") for a performance period of three years beginning on July 1, 2022 relative to the TSR of companies in the Russell 2000 Index. The payout factor for our 2022 PRSUs was measured at 200%. The table below includes details regarding the measurement and vesting of our 2022 PRSUs and subsequent issuance of shares (in thousands, except payout factor):

Fiscal Year Granted
2022
2022 PRSUs outstanding at measurement date	359
Performance period	July 1, 2022 - June 30, 2025
Vesting date	August 14, 2025
Payout factor	200%
Number of shares issued	718

The total fair value of the 2022 PRSUs vested during the nine months ended September 30, 2025, was $18.8 million.

During the three months ended September 30, 2025, a special grant of market-based performance restricted stock units ("Special 2025 PRSUs") was made that will vest upon meeting certain performance criteria. The number of units earned is based on achievement of specified stock price goals that can be achieved over a 6-year period ("Performance Period") beginning on August 13, 2025 ("Grant Date"). These Special 2025 PRSUs will be earned if nLIGHT’s volume-weighted average closing price ("VWAP") over a trailing consecutive 60-day period during the Performance Period meets or exceeds the stock price performance goals below:

•Approximately 1/3 of the Special 2025 PRSUs will be earned if nLIGHT’s VWAP equals or exceeds $30.00;
•an additional 1/3 of the Special 2025 PRSUs will be earned if nLIGHT’s VWAP equals or exceeds $35.00; and
•the final 1/3 of the Special 2025 PRSUs will be earned if nLIGHT’s VWAP equals or exceeds $40.00.

In total, up to 100% of the Special 2025 PRSUs will be earned if all stock price hurdles are attained. 50% of the earned units will vest on January 3, 2028 and the other 50% will vest on January 3, 2029 subject to continued service through the applicable vesting date.

The Special 2025 PRSU grant information is as follows (in thousands, except weighted-average grant date fair value):

Fiscal Year Granted
2025
Performance period	August 13, 2025 - August 13, 2031
Weighted-average grant date fair value	$25.44
Number of awards granted	2,157

The fair value of the Special 2025 PRSUs was measured on the grant date using a Monte Carlo simulation model utilizing several key assumptions, including the following:

Fiscal Year Granted
2025
Expected share price volatility (nLIGHT)	63.7%
Risk-free rate of return	3.8%

The expense attribution periods for the Special 2025 PRSUs will coincide with the explicit service periods of 2.4 and 3.4 years beginning August 13, 2025 and ending January 3, 2028 and January 3, 2029, respectively. As of September 30, 2025, none of the stock price performance goals for the Special 2025 PRSU grant have been met.

During the three months ended June 30, 2025, we granted the following market-based performance restricted stock units ("2025 PRSUs") under our equity incentive plan (in thousands, except weighted-average grant date fair value):

Fiscal Year Granted
2025
Performance period	May 9, 2025 - March 31, 2028
Weighted-average grant date fair value	$23.33
Number of awards granted	505

The 2025 PRSUs granted during the three months ended June 30, 2025 will vest after the conclusion of the performance period, subject to the participants' continuing service, and are similar in all material aspects to the market-based PRSUs granted in prior years, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The grant date fair value of the 2025 PRSUs was measured using a Monte Carlo simulation model.

As of September 30, 2025, there were approximately 3.6 million PRSU awards outstanding.

Stock Options
The following table summarizes our stock option activity during the nine months ended September 30, 2025:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2024	859	$1.43	2.0	$7,783
Options exercised	(209)	0.94
Options canceled	(2)	5.38
Outstanding, September 30, 2025	648	1.57	1.6	18,183
Options exercisable at September 30, 2025	648	1.57	1.6	18,183
Options vested as of September 30, 2025, and expected to vest after September 30, 2025	648	1.57	1.6	18,183

Total intrinsic value of options exercised for the nine months ended September 30, 2025 and 2024, was $2.3 million and $2.7 million, respectively. We received proceeds of $0.2 million and $0.2 million from the exercise of options for the nine months ended September 30, 2025 and 2024, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$615	$629	$1,783	$1,829
Research and development	2,560	2,046	6,178	5,834
Sales, general and administrative	6,187	3,852	13,828	11,298
	$9,362	$6,527	$21,789	$18,961

Unrecognized Compensation Costs
As of September 30, 2025, total unrecognized stock-based compensation was $92.1 million, which will be recognized over an average expected recognition period of 2.6 years.

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Legal Matters
From time to time, we may be subject to various legal proceedings and claims in the ordinary course of business. As of September 30, 2025 we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.2 to 9.7 years, and some leases include options to extend up to 10 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.1 to 3.1 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 6 years as of September 30, 2025, and the weighted-average discount rate was 4.3%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease expense:
Operating lease expense	$756	$943	$2,335	$2,773
Short-term lease expense	129	139	246	265
Variable and other lease expense	282	273	841	793
	$1,167	$1,355	$3,422	$3,831

Future minimum payments under our non-cancelable lease obligations were as follows as of September 30, 2025 (in thousands):

2025	$721
2026	2,673
2027	2,282
2028	1,763
2029	1,028
Thereafter	4,417
Total minimum lease payments	12,884
Less: interest	(1,575)
Present value of net minimum lease payments	11,309
Less: current portion of lease liabilities	(2,306)
Total long-term lease liabilities	$9,003

Note 14 - Restructuring
During the three months ended September 30, 2025 we implemented restructuring plans which included headcount reduction in China and the write-down of in-process capital equipment projects related to production capacity that was never placed into service. Restructuring charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee termination costs	$942	$—	$942	$—
Write-down of long-lived assets	791	—	791	—
Total restructuring charges	$1,733	$—	$1,733	$—
Restructuring accruals and payments were as follows (in thousands):

Accrued restructuring charges at December 31, 2023	$—
Restructuring charges	4,291
Cash payments	(3,107)
Non-cash settlements	(63)
Accrual at December 31, 2024	1,121
Restructuring charges	1,733
Cash payments	(1,380)
Non-cash settlements	(791)
Accrual at September 30, 2025	$683
The restructuring accrual was included as a component of Accrued Liabilities on our Consolidated Balance Sheets. All of the restructuring charges recorded in 2025 were attributable to the Laser Products segment.

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

	Three Months Ended September 30, 2025
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$47,608	$19,134	$—	$66,742
Gross profit	$20,137	$1,231	$(615)	$20,753
Gross margin	42.3%	6.4%	NM*	31.1%

	Nine Months Ended September 30, 2025
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$124,110	$56,035	$—	$180,145
Gross profit	$48,978	$5,814	$(1,783)	$53,009
Gross margin	39.5%	10.4%	NM*	29.4%

	Three Months Ended September 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$41,132	$14,997	$—	$56,129
Gross profit	$12,475	$704	$(629)	$12,550
Gross margin	30.3%	4.7%	NM*	22.4%

	Nine Months Ended September 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$104,960	$46,207	$—	$151,167
Gross profit	$30,261	$3,456	$(1,829)	$31,888
Gross margin	28.8%	7.5%	NM*	21.1%
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

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units and awards	3,523	715	2,616	947
Common stock options	616	1,082	643	1,177
	4,139	1,797	3,259	2,124

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

Revenues increased to $180.1 million in the nine months ended September 30, 2025 compared to $151.2 million in the same period in 2024 due primarily to an increase in both product and development revenue from the Aerospace and Defense end market. We generated a net loss of $18.6 million for the nine months ended September 30, 2025 compared to a net loss of $35.8 million for the same period in 2024.

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

Technology and New Product Development

We invest heavily in research and development to provide solutions to our current and future customers, and anticipate that we will continue to invest in research and development to achieve our technology and product roadmap. Our product development is targeted to specific sectors of the market where we believe the performance of our products provides a significant benefit to our customers. We believe our close coordination with our customers regarding their future product requirements enhances the efficiency of our research and development expenditures.

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

Global Economic Conditions

We continue to monitor macroeconomic trends, global inflationary pressures, and uncertainties related to international trade policy, including tariff actions and regulatory shifts. The U.S. government implemented a new series of tariffs on imported goods during 2025, prompting retaliatory tariffs by other countries. We currently procure components from China, which are utilized in our U.S. manufacturing operations as well as in products assembled by our contract manufacturer in Thailand.

A portion of our sales are generated from products manufactured outside the United States and we sell our products globally. Changing trade dynamics, including newly imposed or proposed tariffs and export controls, could disrupt our supply chain and increase input costs. These trade policy developments did not have a material impact on our financial results for the first nine months of 2025. However, if current trends continue or intensify, we may experience increased cost volatility, operational complexity, and broader economic pressures on our customer base that could have a negative impact on revenue and profitability in the future.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Products	71.3%	73.3%	68.9%	69.4%
Development	28.7	26.7	31.1	30.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	42.1	52.2	42.7	50.6
Development	26.8	25.4	27.9	28.3
Total cost of revenue	68.9	77.6	70.6	78.9
Gross profit	31.1	22.4	29.4	21.1
Operating expenses:
Research and development	17.3	20.2	18.8	22.3
Sales, general, and administrative	22.1	23.2	21.4	24.7
Restructuring	2.6	—	1.0	—
Total operating expenses	42.0	43.4	41.2	47.0
Loss from operations	(10.9)	(21.0)	(11.8)	(25.9)
Other income:
Interest income	1.6	0.7	2.2	0.9
Interest expense	(0.5)	—	(0.4)	—
Other (expense) income, net	(0.1)	2.4	(0.1)	1.7
Loss before income taxes	(9.9)	(17.9)	(10.1)	(23.3)
Income tax expense	0.4	0.5	0.2	0.3
Net loss	(10.3)%	(18.4)%	(10.3)%	(23.6)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2025	% of Revenue	2024	% of Revenue	$	%
Aerospace and Defense	$45,554	68.3%	$30,278	54.0%	$15,276	50.5%
Industrial	9,577	14.3	11,588	20.6	(2,011)	(17.4)
Microfabrication	11,611	17.4	14,263	25.4	(2,652)	(18.6)
	$66,742	100.0%	$56,129	100.0%	$10,613	18.9%

	Nine Months Ended September 30,				Change
	2025	% of Revenue	2024	% of Revenue	Amount	%
Aerospace and Defense	$118,955	66.1%	$79,413	52.5%	$39,542	49.8%
Industrial	28,179	15.6	36,478	24.1	(8,299)	(22.8)
Microfabrication	33,011	18.3	35,276	23.4	(2,265)	(6.4)
	$180,145	100.0%	$151,167	100.0%	$28,978	19.2%

The increases in revenue from the Aerospace and Defense market for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were driven primarily by increased unit sales of directed energy laser products and progress on existing research and development contracts. The decreases in revenue from the Industrial market for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were primarily the result of decreased unit sales due to lower customer demand and deteriorating market conditions across all regions. The decreases in revenue from the Microfabrication market for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were primarily attributable to a decrease in unit sales of semiconductor lasers.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2025	% of Revenue	2024	% of Revenue	$	%
Laser Products	$47,608	71.3%	$41,132	73.3%	$6,476	15.7%
Advanced Development	19,134	28.7	14,997	26.7	4,137	27.6
	$66,742	100.0%	$56,129	100.0%	$10,613	18.9%

	Nine Months Ended September 30,				Change
	2025	% of Revenue	2024	% of Revenue	Amount	%
Laser Products	$124,110	68.9%	$104,960	69.4%	$19,150	18.2%
Advanced Development	56,035	31.1	46,207	30.6	9,828	21.3
	$180,145	100.0%	$151,167	100.0%	$28,978	19.2%

The increases in Laser Products revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were the result of increased revenue from the Aerospace and Defense market as discussed above, partially offset by decreases in revenue from the Industrial and the Microfabrication markets. The increases in Advanced Development revenue for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were driven by progress on existing research and development contracts. All Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2025	% of Revenue	2024	% of Revenue	$	%
North America	$46,682	69.9%	$36,332	64.7%	$10,350	28.5%
Asia Pacific	9,280	13.9	11,211	20.0	(1,931)	(17.2)
EMEA	10,780	16.2	8,586	15.3	2,194	25.6
	$66,742	100.0%	$56,129	100.0%	$10,613	18.9%

	Nine Months Ended September 30,				Change
	2025	% of Revenue	2024	% of Revenue	Amount	%
North America	$127,938	71.0%	$100,696	66.6%	$27,242	27.1%
Asia Pacific	27,070	15.0	30,322	20.1	(3,252)	(10.7)
EMEA	25,137	14.0	20,149	13.3	4,988	24.8
	$180,145	100.0%	$151,167	100.0%	$28,978	19.2%

Geographic revenue information is based on the location to which we ship our products. The increases in North America revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024, were due to increased revenue from the Aerospace and Defense market, partially offset by decreased revenue from the Industrial and Microfabrication markets. The decreases in Asia Pacific revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were the result of decreased revenue from the Industrial and Microfabrication markets, which was partially offset by increased revenue from the Aerospace and Defense market. The increases in EMEA revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were primarily due to increased revenue from the Microfabrication market and Aerospace and Defense market, partially offset by decreased revenue from the Industrial market.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2025
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$20,137	$1,231	$(615)	$20,753
Gross margin	42.3%	6.4%	NM*	31.1%

	Nine Months Ended September 30, 2025
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$48,978	$5,814	$(1,783)	$53,009
Gross margin	39.5%	10.4%	NM*	29.4%

	Three Months Ended September 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$12,475	$704	$(629)	$12,550
Gross margin	30.3%	4.7%	NM*	22.4%

	Nine Months Ended September 30, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$30,261	$3,456	$(1,829)	$31,888
Gross margin	28.8%	7.5%	NM*	21.1%
*NM = not meaningful

The increase in Laser Products gross margin for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were driven primarily by product sales mix including increased sales of directed energy laser products, and the impact of increased production volumes on fixed manufacturing costs due to the overall increase in sales as previously discussed. The first nine months of 2025 also benefited from an increase in duty reclaim and manufacturing yields.

The increase in Advanced Development gross margin for the nine-months ended September 30, 2025 compared to the same period in 2024 was primarily the result of an increase in revenue from fixed priced contracts that carried higher average gross margins than cost-plus fixed fee contracts. The decrease in Advanced Development gross margin for the three-months ended September 30, 2025 compared to the same period in 2024 is attributable to changes in the mix of research and development contracts as most of the revenue for the three months ended September 30, 2025 was from cost-plus fixed fee contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended September 30,		Change
	2025	2024	$	%
Research and development	$11,534	$11,328	$206	1.8%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Research and development	$33,920	$33,723	$197	0.6%

The increases in research and development expense for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were primarily attributable to increases in incentive compensation and increases in stock-based compensation of $0.5 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, partially offset by decreases in employee compensation due to reductions in headcount and decreases in outside services.

Sales, General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	$	%
Sales, general, and administrative	$14,785	$13,021	$1,764	13.5%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Sales, general, and administrative	$38,501	$37,372	$1,129	3.0%

The increases in sales, general and administrative expense for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were driven primarily by increases in employee and incentive compensation, and increases in stock-based compensation of $2.3 million and $2.5 million, respectively, partially offset by decreases in bad debt expense, increases in bad debt recoveries, and a higher allocation of costs from sales, general and administrative to development projects.

Restructuring

Restructuring included the following (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Employee termination costs	$942	$—	$942	NM*
Write-down of long-lived assets	791	—	791	NM*
	$1,733	$—	$1,733	NM*

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Employee termination costs	$942	$—	$942	NM*
Write-down of long-lived assets	791	—	791	NM*
	$1,733	$—	$1,733	NM*
*NM = Not meaningful

We implemented restructuring plans in the three months ended September 2025 which resulted in reductions of headcount in China and write-down of certain long-lived assets.

Interest Income

	Three Months Ended September 30,		Change
	2025	2024	$	%
Interest income	$1,079	$421	$658	156.3%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Interest income	$3,875	$1,375	$2,500	181.8%

The increases in interest income for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were driven primarily by an increase in income earned from marketable securities and imputed interest on a long-term customer receivable.

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

Interest expense

	Three Months Ended September 30,		Change
	2025	2024	$	%
Interest expense	$(317)	$(27)	$(290)	NM*

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Interest expense	$(753)	$(67)	$(686)	NM*
*NM = not meaningful

The increases in interest expense for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were driven by interest on the outstanding LOC balance. Interest expense on the line of credit (LOC) was $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.

Other Income, net

	Three Months Ended September 30,		Change
	2025	2024	$	%
Other (expense) income, net	$(64)	$1,331	$(1,395)	(104.8)%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Other (expense) income, net	$(108)	$2,594	$(2,702)	(104.2)%

Other income, net is primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations. The prospective classification change for income earned from marketable securities referenced above is the primary factor contributing to the year-over-year variance for other income, net from the same period in 2024.

Income Tax Expense

	Three Months Ended September 30,		Change
	2025	2024	$	%
Income tax expense	$273	$261	$12	4.6%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Income tax expense	$427	$525	$(98)	18.7%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, Austria, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability, we continue to maintain a full valuation allowance on deferred tax assets in the United States, and a partial valuation allowance in China as of September 30, 2025. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

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

The increase in income tax expense for the three months ended September 30, 2025 compared to the same period in 2024 was driven by an increase in foreign income. The decrease in income tax expense for the nine months ended September 30, 2025 compared to the same period in 2024 was driven by expiring statutes of limitations on unrecognized tax positions in the three months ended June 30, 2025.

Liquidity and Capital Resources

We had cash and cash equivalents and restricted cash of $81.4 million and $66.1 million as of September 30, 2025 and December 31, 2024, respectively. In addition, we had marketable securities of $34.7 million and $34.9 million at September 30, 2025 and December 31, 2024, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities increased by $15.2 million from December 31, 2024 to September 30, 2025.

For the nine months ended September 30, 2025, our principal sources of liquidity included the draw of $20 million on our LOC and cash collected from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$3,812	$1,528
Net cash used in investing activities	(7,269)	(10,923)
Net cash provided by (used in) financing activities	18,519	(2,369)
Effect of exchange rate changes on cash	278	12
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,340	$(11,752)

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2025, net cash provided by operating activities was $3.8 million, which was the result of an $18.6 million net loss and cash used in net working capital of $10.7 million, offset by non-cash expenses totaling $33.1 million related primarily to depreciation, amortization, and stock-based compensation. The cash used in net working capital in the nine months ended September 30, 2025 was driven by a $10.2 million increase in inventory, a $13.2 million increase in accounts receivable and a $1.2 million decrease in deferred revenues. These uses of cash were offset by a $1.9 million increase in accounts payable, a $5.8 million increase in accrued and other long-term liabilities, a $5.9 million decrease in prepaid expense and other assets, net and a $0.9 million decrease in lease liabilities.
Net Cash Used in Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $7.3 million, which was driven by the net purchase of marketable securities of $0.3 million and net capital expenditures of $7.0 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $18.5 million,

which consisted of a draw of $20.0 million from our LOC and proceeds from stock option exercises and employee stock plan purchases of $1.6 million, partially offset by taxes paid on the net settlement of stock awards of $3.1 million.

Credit Facilities

We have a $40.0 million revolving LOC with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants, including a minimum total cash covenant, and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 6.25% on the LOC at September 30, 2025 is based on the Prime Rate, minus a margin based on our liquidity levels.

During the nine months ended September 30, 2025, we drew $20.0 million under the LOC to support working capital and general corporate purposes. As of September 30, 2025, $20.0 million was outstanding on the LOC and we were in compliance with all covenants. The remaining $20.0 million unused portion of the LOC is available for borrowing.

Contractual Obligations

Other than the draw of $20.0 million on our LOC, there have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2025. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

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

We are subject to interest rate risk in connection with the borrowings under our LOC. We have a $40.0 million revolving credit facility. As of September 30, 2025, we had $20.0 million outstanding under the LOC. Borrowings under the LOC bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from the Prime Rate minus 1.0% to the Prime Rate. A 10% increase or decrease in interest rates would result in approximately a $0.1 million change in our obligations under the loan facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following director and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 15, 2025, Joseph Corso, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 156,714 shares of our common stock. This trading arrangement, intended to satisfy the affirmative defense in Rule 10b5-1(c), modifies a trading arrangement previously adopted on March 14, 2025. The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

During our last fiscal quarter ended September 30, 2025, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.1	2018 Equity Incentive Plan-Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.1	August 15, 2025
10.2	Amended and Restated Employment Agreement, dated August 13, 2025, by and between the registrant and Scott Keeney	8-K	001-38462	10.2	August 15, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NLIGHT, INC.
(Registrant)

November 7, 2025	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

November 7, 2025	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

November 7, 2025	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)