Form 10-K
period 2025-12-31
NLIGHT, INC.
filed 2026-02-27
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on the last business day of its most recently completed second fiscal quarter (June 30, 2025), as reported on the Nasdaq Global Select Market, was approximately $953.5 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of February 25, 2026, the registrant had 55,791,319 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

Auditor Firm ID: 185              Auditor: KPMG LLP          Auditor Location: Portland, Oregon

PART I

ITEM 1. BUSINESS
Overview

nLIGHT, Inc. is a leading provider of high‑power lasers for mission-critical directed energy, optical sensing, and advanced manufacturing applications. We design, manufacture, and sell a range of high-power semiconductor lasers and fiber lasers that are typically integrated into laser systems or manufacturing tools built by our customers. We also make high energy pulsed fiber lasers, fiber amplifiers, and beam combination and control systems for use in high-energy laser systems for directed energy and laser sensing systems used in a wide range of defense applications. Our vertical integration enables us to develop products that leverage the same underlying technology, thereby enabling us to offer innovative and reliable products to customers in each of our end markets. We sell our products into three primary end markets: Aerospace and Defense, Industrial, and Microfabrication.

We operate in two reportable segments, consisting of the Laser Products segment and the Advanced Development segment.

Laser Products

We design, manufacture, and sell a range of high-power semiconductor lasers and fiber lasers that are typically integrated into laser systems or manufacturing tools built by our customers. We also make high energy continuous wave (CW) and pulsed fiber lasers, fiber amplifiers, and beam combination and control systems for use in high-energy laser (HEL) systems for directed energy and laser sensing systems used in a wide range of defense applications. Our vertical integration enables us to develop products that leverage the same underlying technology, allowing us to offer innovative and reliable products to customers in each of our end markets.

Semiconductor Lasers
We design, manufacture and sell semiconductor lasers with a broad range of power levels, wavelengths, and output fiber sizes. Our semiconductor lasers are typically used as an integrated energy source for our OEM customers’ solid-state lasers, which are primarily used in a wide range of aerospace and defense and microfabrication applications. The core building block of our products is a compound semiconductor laser chip manufactured from a gallium arsenide wafer. We use our patented multiplexed single-chip architecture to combine and package multiple semiconductor laser chips into what we believe are the most brilliant semiconductor lasers commercially available.

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

Fiber Amplifiers
We design, manufacture and sell high-performance fiber amplifiers, offering high efficiency, compact design, and superior beam quality for a wide range of aerospace and defense, and industrial applications. These products amplify optical signals directly within optical fibers, eliminating the need for bulky free-space optics. By leveraging doped fiber cores, our fiber amplifiers deliver high power outputs with excellent thermal management, making them ideal for demanding aerospace and defense markets. We believe our latest generation of fiber lasers are best-in-class in delivering the highest power and brightness while minimizing size and weight, which are critical decision criteria for our laser sensing and directed energy customers. Our fiber amplifier technology remains central to our commitment to delivering cutting-edge laser solutions for our diverse set of customers.

Advanced Development

Our Advanced Development segment is dedicated to driving innovation and expanding our technological leadership in the fields of directed energy and laser sensing. Our advanced development programs focus on research, design, and prototyping of advanced and next-generation laser technologies, leveraging our expertise in high-power laser technology development, beam control, and advanced optics. Structured to foster collaboration between engineering, research, and product development teams, our advanced development programs combine dedicated resources and facilities with deep technical expertise to deliver cutting edge solutions. Centered around providing governmental agencies with next-generation laser technologies and solutions, our capabilities include the development of custom high-power fiber lasers and advanced beam combining technologies. By aligning our innovation efforts with strategic growth and defense initiatives – directed energy and laser sensing, in particular – our Advanced Development segment plays a critical role in maintaining our competitive edge, driving long-term value creation, and protecting our nation’s most critical assets.

Markets

We sell our products into three primary end markets: Aerospace and Defense, Microfabrication, and Industrial.

Aerospace and Defense
Lasers are used today in a variety of aerospace and defense applications, such as range finding, imaging, communications, and directed energy weapon systems. Pulsed laser technologies are also increasingly being used for a wide range of sensing applications including long-range precision targeting, remote sensing, counter-sensor, communications, and intelligence, surveillance and reconnaissance (ISR) applications. Directed energy defense systems utilize concentrated electrical or optical energy rather than chemical or kinetic force to incapacitate, damage, disable or destroy a wide range of threats. Compared to conventional weapons, directed energy weapons using high-power fiber lasers offer ultra-precise targeting, low cost per shot and a nearly unlimited magazine. Over the past decade, directed energy technologies have improved steadily, culminating in a series of successful demonstrations of significantly higher power, including multi-hundred-kilowatt systems. We have announced several Department of War sponsored programs that are focused on leveraging high-power lasers and advanced optics to develop and deploy next-generation defense systems.

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

Industrial
The productivity, efficiency and versatility offered by programmable fiber lasers have been critical in making them a key part of the evolution of the industrial manufacturing ecosystem. Material processing applications, such as cutting, welding, additive manufacturing, cladding, and heat treating, comprise most of the industrial laser market. Programmable fiber lasers continue to displace CO2 lasers and other non-laser techniques for sheet metal cutting, due to their significantly faster speed, higher quality and lower cost when used across a wide range of metals. Programmable fiber lasers have also expanded into other applications such as cutting metal tubes and other three-dimensional parts, and are beginning to displace plasma for thick metal cutting.

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

In addition to improving traditional manufacturing processes, fiber lasers are also enabling new technologies such as metal additive manufacturing. Additive manufacturing is chosen for fabrication as it enables the manufacturing of designs not feasible with traditional technologies such as casting, forging or machining. Additive manufacturing can be integrated into existing production lines and help mitigate long lead-time issues and enhance performance in critical sub-systems. Fiber lasers provide the power needed to melt metal powders or wire to form functional products for use in industries such as aerospace, defense, automotive, medical, and energy. Advancements in laser technology are critical in enabling manufacturers to produce ever-larger parts with more complex geometries at faster speeds and lower costs. The need for larger, more productive machines has driven a trend towards multi-laser and programmable laser systems that are increasingly demanded by additive manufacturing customers. Overall, the trend towards an increased number of lasers in additive manufacturing machines is driving strong growth in the laser market.

Research and Development

Our research and development activities include the design of new products that address key market opportunities and improvements to existing products that enhance performance at reduced cost. While we seek to improve our products on all operating characteristics, we believe we lead the market in terms of semiconductor laser chip brilliance. Our programmable fiber lasers use a proprietary solution that allows our customers to program laser beam strength and shape and real-time pulse timing to optimize the performance of their solution for specific commercial and defense applications. We work closely with customers to develop products that meet customer-specific application and performance needs, making our research and development efforts more efficient. We also benefit from our vertically integrated business model, as we can conduct design cycles more rapidly through control of the full production process.

We intend to continue our commitment to research and development and to introduce new products, solutions, and complementary products to maintain and strengthen our competitive position.

Intellectual Property

Our success depends, in part, upon our ability to continue to innovate and invest in research and development to meet the needs of our customers, and to maintain and protect our proprietary technology. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets and trademarks, as well as customary contractual protections with our customers, suppliers, employees, and consultants that access our material intellectual property.

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

Sales and Marketing

In the Aerospace and Defense market, we sell our products and services directly to end customers, including the U.S. Government, prime contractors, and defense subcontractors, through our dedicated sales, marketing and engineering teams located in the United States. Due to the stringent demands of our Aerospace and Defense customers, our sales and marketing organization includes engineering, manufacturing, service and support professionals who engage with our customers throughout their products' lifecycles.

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

Customers

We sell to and support over 300 customers worldwide. A limited number of customers drive a significant portion of our revenues. In the aggregate, our top ten customers accounted for approximately 75%, 72% and 66% of our revenues in 2025, 2024 and 2023, respectively. Our top customers include BAE Systems, KORD Technologies, Mazak, Northrop Grumman, QinetiQ Limited, Raytheon Technologies, and the U.S. Government.

Information concerning revenue by end-market, geographic region based upon ship-to location, and segment appears under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 2 and 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Backlog

Backlog represents firm orders that have been received for products, the remaining funded value of research and development contracts, and other services for which a contractual agreement is in place and delivery or performance is expected to occur. Backlog totaled $161.6 million and $167.0 million as of December 31, 2025 and 2024, respectively. All of the backlog as of December 31, 2025 is expected to be filled within the next 24 months. Our backlog is not necessarily indicative of revenues for any specific future period due to possible order cancellations or deferrals, and shipping or acceptance delays. Delays in delivery schedules or a reduction in backlog during any period could have a material adverse effect on our business and results of operations.

Backlog excludes the unfunded portion of our government contracts because these contracts are typically only partially funded at any point during their term, and all or some of the work to be performed under these contracts may remain unfunded unless and until the contract is modified and additional funding is allocated to the contract. As of December 31, 2025, the unfunded value of our government contracts totaled $184.4 million.

Seasonality

Our quarterly revenues can fluctuate with general economic trends, holidays in foreign countries, the U.S. government fiscal year end, the timing of capital expenditures by our customers, and general economic trends. In addition, as is typical in our industry, we tend to recognize a larger percentage of our quarterly revenues in the last month of the quarter, which may impact our working capital trends.

Competition

The industries in which we operate have significant price and technological competition. We compete with companies that offer semiconductor lasers, fiber lasers, fiber amplifiers and other laser products such as IPG Photonics, Coherent, BWT Ltd., Raycus Fiber Laser Technologies, and Trumpf GmbH + Co. KG. We also compete with prime defense contractors and subcontractors in the Aerospace and Defense market, and with companies in the Industrial market that offer widely used non-laser production methods, such as plasma cutting, water-jet cutting and resistance welding.

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

Manufacturing

We manufacture, package, and test the critical elements of our high-power semiconductor and fiber lasers, including semiconductor laser chips and optical fiber in-house. Our primary manufacturing facilities are located in Camas, Washington; Vancouver, Washington; Hillsboro, Oregon; Longmont, Colorado; and Lohja, Finland. Vertical integration enables us to control and protect our proprietary technologies and manufacturing processes, and we have invested in highly automated semiconductor packaging lines in our Camas, WA facility, which we believe is critical to serve the Directed Energy and Laser Sensing defense markets.

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

Human Capital Management

At nLIGHT, we fulfill our mission by fostering innovation, attracting talented people, and managing aspects of our business in an ethical manner that benefits our stakeholders, including the communities in which we operate. Our product innovation, community involvement and the overall success of our business are driven by continued engagement and motivation of our employees. Over the past twenty-five years we have developed and refined our core values that underpin our corporate culture. At nLIGHT we both recruit and review people based on three criteria we categorize in terms of Skill, Will, and Fit. We encourage collaboration, critical thinking, and respect and foster a workplace where each employee is contributing to the long-term success of the company.

As of December 31, 2025, we had over 800 full-time employees worldwide. Of our total full-time employees, approximately 700 were based in the United States. In Austria, employees have the legal capacity to make collective agreements, and in Finland, certain employees belong to labor unions for their specialty. There are no labor unions to which our employees belong in any other location. We have not experienced any employee-led work stoppages at any of our facilities. We consider our relationship with our employees to be good.

Corporate Information

We maintain a website at https://www.nlight.net. We make available, free of charge through our investor relations website, https://investors.nlight.net, our annual reports, quarterly reports, current reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the United State Securities and Exchange Commission, or SEC. The reference to our website does not constitute incorporation by reference of the information contained at the site.

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

The industries in which we operate have significant price and technological competition. We compete with companies providing semiconductor and fiber lasers, and with companies offering conventional laser or non-laser solutions for the applications we target. Some of our competitors are larger and have substantially greater manufacturing, financial and research and development resources and larger installed customer bases than we do. Some of these competitors may receive government subsidies allowing them to compete more aggressively. These companies will likely be able to expand into broader products, geographies and end markets, which may result in additional competitive pressures on us. Certain competitors also have higher sales volume than we do, which can enable them to lower the prices of their products. Additionally, the merger or consolidation of significant competitors would result in competitors with greater resources, which may enable them to offer a different market approach, or a lower cost structure through economies of scale or other efficiencies that we may be unable to match and which may intensify competition. Further, our competitors may seek to vertically integrate by buying suppliers that also supply products or components to us, which could enable them to further reduce prices, or could increase our costs. Moreover, our Original Equipment Manufacturer (OEM) customers’ internal production of laser technologies presents additional competitive pressure. To compete, we have reduced prices of some of our products in the past and we may be forced to lower our prices further in the future, which could negatively impact our revenues and gross margins. To remain competitive, we believe that we will be required to continue to invest significantly in research and development and manufacturing facilities. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to compete successfully. Any failure to compete successfully will materially adversely affect our business, financial condition, results of operations and growth prospects..

Changes in the markets we serve could materially adversely affect our revenues and profitability.

Our results of operations may vary based on the impact of changes in the markets we serve or in the global economy. The Aerospace and Defense market is largely dependent on government budgets, in particular defense budgets, which are driven by numerous factors. As a result, our future revenues are subject in part to the uncertainties of governmental budgeting and appropriations and national defense policies and priorities, constraints of the budgetary process and timing and potential changes to these policies and priorities, all of which are beyond our control. Many of our customers in the defense industry are subcontractors that must negotiate our proposals with the U.S. government. Our continuing relationship with these customers and the ability of these customers to pay for our products is dependent on the U.S. government’s decision to accept or reject our customers’ terms, which can be delayed for a substantial period of time and is largely outside of our control. Such delays could result in decreased revenues and could materially adversely affect our results of operations in any given period. For our products sold to the Industrial market, we believe demand is largely based on general economic conditions and we cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. For the Microfabrication market, a portion of our revenues depends on the demand for our products from semiconductor equipment companies. The semiconductor equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand, which have often severely affected the demand for manufacturing equipment, which limits our ability to predict our business prospects and financial results in this market.

We participate in markets that are subject to rapid technological change and require significant research and development expenses to develop and maintain products that can achieve market acceptance.

The markets for our products are characterized by rapid technological change, frequent product introductions, substantial capital investment, volatility of product supply and demand, changing customer requirements and evolving industry standards. Our future performance depends in part on our successful development, introduction and market acceptance of new and enhanced products that address these changes and current and potential customer requirements. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release, or if there is any delay in development or introduction of our new products or enhancements of our products, our business, financial condition, results of operations and growth prospects would be materially adversely affected. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including changing product specifications and customer requirements, unanticipated engineering complexities, expense reduction measures, difficulties in hiring and retaining technical personnel, difficulties in reallocating engineering resources and overcoming resource limitations, and changing market or competitive product requirements.

Further, the development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that our expenditures for research and development will result in the introduction of new products or that any new products will achieve sufficient market acceptance or generate revenues to offset the cost of development. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully. Additionally, our product offerings may become obsolete with the introduction of alternative technologies. If our products fail to gain and maintain market acceptance, it could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We rely on a small number of customers for a significant portion of our revenues, and we expect this customer concentration will continue in the future. We generally do not enter into long-term purchase agreements with our customers that obligate them to purchase our products. Our business is characterized by short-term purchase orders issued by our customers, which are likely to be favorable to those customers. If any of our principal customers discontinues its relationship with us for any reason, then our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Our business prospects depend significantly on our ability to secure new U.S. government awards and design wins, the timing and availability of government funding and our ability to successfully execute and deliver on our government contracts..

A substantial portion of our business prospects and future growth depend on obtaining new U.S. government contract awards, many of which are subject to competitive procurement processes, lengthy evaluation periods and uncertainty as to timing and outcome. Even after we are awarded with a U.S. government contract, the realization of revenue is subject to significant uncertainty. U.S. government spending may be reduced as a result of changes in policy, and other factors affecting the U.S. government such as national security focus areas, budget deficits and the national debt. If we are successful in being awarded a government contract, such award may be subject to appeals, disputes or litigation, including bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Delays, reductions or cancellations in funding could delay or reduce anticipated work under existing or expected contracts and adversely affect our financial condition.

In addition, our ability to successfully perform under awarded contracts depends on executing complex engineering and development efforts. The U.S. government contracting party may require modifications to technical specifications or to increase or decrease production of certain solutions sold to the U.S. government, or to prioritize deliveries to the U.S. government due to changes in U.S. national security strategy and/or priorities or other reasons, which could adversely impact production and delivery of other products or sales to other customers.

We must also comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. These laws and regulations impose terms or rights that are often more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. government may terminate any of our government contracts and, in general, subcontracts, at their convenience, as well as for default. In addition, the U.S. government retains rights to intellectual property developed in connection with a government contract. The U.S. government could exercise these rights in certain circumstances in the future, which could have the effect of decreasing the benefit we are able to realize commercially from such intellectual property.

We are also subject to significant regulatory requirements, and if we are found to have violated regulatory requirements, we may be subject to reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble or other damages, or suspension or debarment. U.S. government agencies routinely audit and investigate government contractors to evaluate performance, cost structures and compliance, as well as the adequacy of business systems and processes, and such agencies can impose fines, penalties, sanctions, damages or decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment, and allegations of impropriety can result in significant reputational damage. We have unaudited and unsettled incurred cost claims related to past years, which places risk on our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring. If an audit or investigation uncovers improper or illegal activities or if we fail to comply with government contracting laws, regulations and contract requirements, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business. Any such imposition of penalties, or the loss of such government contracts, could materially adversely affect our business, financial condition, results of operations and growth prospects. Responding to any investigation or action relating to government contracts could result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We have classified contracts with the U.S. government, which limits investor insight into portions of our business.

We derive a portion of our revenues from programs with the U.S. government and its agencies that are subject to security restrictions, which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability and may also require appropriate facility clearances and other specialized infrastructure. In the event of a security incident involving classified information, technology, facilities, programs or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified business and our business overall.

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

Growth in revenues, combined with the challenges of managing geographically dispersed operations, can place a significant strain on our management systems and resources, and our anticipated growth in future operations could continue to place such a strain. The failure to effectively manage our growth could disrupt our business and materially adversely affect our results of operations. In economic downturns, we must effectively manage our spending and operations to ensure that our competitive position remains intact. The failure to effectively manage our spending and operations could disrupt our business and materially adversely affect our results of operations.

The long sales cycles for our products may cause us to incur significant expenses without offsetting revenues.

Our products represent a large investment for our customers and they typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. Even after this evaluation process, a potential customer may decide not to purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenues to offset such expenses. This, in turn, can materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We rely on our own production capabilities to manufacture certain of our key components, such as semiconductor lasers, specialty optical fibers and optical components. Certain of our components that we manufacture rely on processes and equipment that cannot be easily moved or replaced. If our manufacturing activities were obstructed or hampered significantly at these, or our other facilities, it could take a considerable length of time, at an increased cost, for us to resume manufacturing, which could materially harm our business and results of operations.

Also, we purchase certain raw materials and components, which are key elements to manufacture our products and other components, such as semiconductor wafer substrates, fiber laser chip packages, optics, and other materials, from single- or limited-source suppliers for which alternative options are limited. We generally do not have guaranteed supply arrangements with our suppliers. Our key suppliers may not have the ability to increase their production in line with our customers’ demands. This can become acute during times of high growth in our customers’ businesses. As a result, we have experienced, and may in the future experience, longer lead times or delays in fulfillment of our orders. In addition, if quality issues arise with these outsourced materials and go undetected by us, the use of such defective materials in our products could compromise their quality and harm our reputation.

For certain long lead-time supplies or in order to lock in pricing, we may be obligated to place purchase orders which are not cancellable or otherwise assume liability for a large amount of the ordered supplies, which limits our ability to adjust our inventory liability . Some of our products require designs and specifications which are at the cutting-edge of available technologies. Accordingly, certain of our products require components and supplies which may be technologically difficult and unpredictable to manufacture. These types of components may only be available by a single supplier. These characteristics place further pressure on the timely delivery of such components. In addition, suppliers may experience shortages of many of the components and raw materials that we require, and may significantly increase their prices. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from existing suppliers or alternate sources at acceptable prices and within a reasonable amount of time, could materially adversely affect our ability to meet customer orders and in turn our business, financial condition, results of operations and growth prospects.

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

We use information technology and security systems to maintain our facilities’ physical security and to protect proprietary and confidential information, including that of our customers, suppliers and employees. Denial of service or other attacks on, or accidental or willful security breaches or other unauthorized access to our facilities or information systems, unauthorized access to or acquisition of personal information, confidential information or other data we process or maintain, or viruses, loggers, or other malfeasant code, including ransomware, in our data or software, could compromise this information and otherwise disrupt our operations. The consequences of such loss, possible misuse of our proprietary and confidential information, or operational disruptions could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, claims and litigation by affected parties, investigations by and other proceedings involving governmental authorities and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners. We also rely on a number of third-party service providers to host, store or otherwise process information for us, or to provide other facilities or infrastructure that we make use of, including “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or incidents or other unauthorized access to, or disruptions of, our service-providers’ systems or viruses, loggers, ransomware or other malfeasant code in their data or software, or unauthorized access to or acquisition of any data they process or otherwise maintain for us could expose us to information loss, corruption and unavailability, operational disruptions, and misappropriation of confidential information, and could have similar consequences to us as any incidents affecting our own systems or the data we process or maintain. We and our third parties face these threats from a variety of sources, including attacks from hackers, phishing and other forms of social engineering, and human error or employee or contractor malfeasance. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we and our third-party service providers may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effects on our business, financial condition, results of operations and growth prospects. A security breach or other security incident impacting us or our third-party service providers could require a substantial level of financial resources to rectify and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, and inquires by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation and market position. Any of the foregoing matters could harm our operating results and financial condition.

While we maintain insurance that may cover certain liabilities in connection with a security breach or incident, we cannot be certain that our insurance coverage will be adequate, that insurance will continue to be available to us on reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, premiums, or deductibles could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Our results of operations can be adversely affected by labor shortages, turnover, labor cost increases and our ability to recruit and retain qualified personnel.

We have from time-to-time experienced labor shortages and other labor-related issues. A number of factors may adversely affect the labor force available to us in one or more of our geographies, including high employment levels, increasing market wages and other compensation costs, federal unemployment subsidies, and other government regulations. These factors along with increased turnover rates within our employee base can decrease our efficiency and impact our cost of labor.

In addition, we believe our ability to manage successfully and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, service, management, and key staff personnel. Competition for qualified resources is intense and other companies may have greater resources available to provide substantial inducements to our key personnel.

Fluctuations in our quarterly results of operations may be difficult to predict.

We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations. Factors which have had or may in the future have an influence on our results of operations in a particular quarter include:

•changes in significant or key customer orders, or the gain or loss of a key customer;
•competitive pricing pressures and new market entrants;
•delays in our product-shipment timing, obtaining licenses or other import/export approvals, customer or end user sales or deployment cycles, or work performed under development contracts;
•seasonality attributable to purchasing patterns and levels of activity through the year in the areas where we operate;
•the impact of new acquisitions and the success of our integration efforts;
•the timing of revenue recognition based on the installation or acceptance of our products;
•the timing and execution of government development projects;
•timing variability in product introductions, enhancements, services and technologies by us and our competitors;
•different capital expenditure and budget cycles for our customers, which affect the timing of their spending;
•our ability to obtain export licenses for our products on a timely basis or at all;
•the rate at which our present and future customers and end users adopt our technologies;
•product or customer mix;
•our ability to manage our inventory levels and any write-downs for excess or obsolete inventory;
•our ability to collect outstanding accounts receivable balances;
•changes in the amount and timing of our operating costs;
•impairment of values for goodwill, intangibles and other long-lived assets;
•public health crises, geopolitical events and macroeconomic conditions; and
•changes in jurisdictional income mix, tax rules, tariffs and regulations in countries where we operate.

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

In addition, the United States has recently enacted new tariffs on a number of countries and the global economic, political, legal, and regulatory climate is fluid and unpredictable. President Trump’s administration has been evaluating key aspects of U.S. trade policy and making significant changes to U.S. trade policies, treaties and tariffs, and there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments have caused and may continue to cause significant volatility in global financial markets and may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. For example, the Trump Administration has initiated various Section 232 tariff investigations to evaluate whether additional tariffs may be necessary on certain commodities, including semiconductors, critical minerals, and derivative electronics products, in order to protect U.S. national security interests. When these investigations are complete, the President may direct the imposition of additional tariffs on these or other commodities. With manufacturing in the United States and internationally and with a material portion of our revenue derived from foreign customers, we are susceptible to negative impacts from these tariffs or change in trade policies. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments may impose trade sanctions on certain U.S. manufactured goods. Any of these factors could depress economic activity and restrict our access to third party services as well as disrupt our supply chain, which could materially adversely impact our business.

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

Our business could also be impacted by international conflicts, terrorist and military activity, civil unrest and public health crisis, which could cause a slowdown in customer orders, lengthen sales cycles, cause customer order cancellations or negatively impact availability of supplies or limit our ability to produce or timely service our installed base of products. Political, economic and monetary instability and changes in governmental regulations or policies, including trade barriers, tariffs and protectionism, could materially adversely affect both our ability to effectively operate our foreign offices and the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. In addition, the U.S. government recently introduced regulations (which are expected to be updated in the next 18 months) that require notification of or prohibit certain transactions by U.S. persons with entities in China or with linkages to China. Our failure to manage the foregoing risks associated with our existing and potential future international business operations could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. For example, the U.S. government expanded controls further restricting the ability to send certain products and technology related to lasers, semiconductors, semiconductor manufacturing and supercomputing to and within China and additional destinations and is expected to further expand these controls. These controls may impact our ability to export certain products and technology to China and other destinations and restrict our ability to use certain ICs in our products.

It is also possible that foreign governments will retaliate in ways that could impact our business, for example by imposing new export control regime placing export license requirements on certain materials. These restrictions could impact the cost of components or inputs used to produce our products.

We must export our products in compliance with U.S. export controls, and we may not always be successful in obtaining necessary export licenses. Denials of export licenses or limitations imposed by these laws on our ability to export or sell our products, may harm our international and domestic revenues. Furthermore, noncompliance by us or any of our customers with these laws could have negative consequences, including government investigations, penalties and reputational harm. Any failure by us or any of our customers to adequately comply with these laws could result in civil fines or suspension or loss of our export privileges, as well as substantial expense and diversion of management resources and attention, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We are subject to anti-corruption and anti-bribery laws and anti-money laundering laws and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to U.S. and foreign anti-corruption and anti-bribery laws, such as the Foreign Corrupt Practices Act of 1977 (FCPA) and anti-money laundering laws and similar laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees, agents, representatives, business partners and third-party intermediaries from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from persons in the public and private sectors. We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners and third-party intermediaries, even if we do not explicitly authorize or have actual knowledge of such activities. Our operations and sales in China, India, Brazil, and the Middle East in particular, as well as other countries, increases our risks under these laws.

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

Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our business, reputation, financial condition, results of operations and growth prospects. In addition, responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees.

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

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions and/or our tax liabilities. For example, the One Big Beautiful Bill Act (OBBBA) enacted on July 4, 2025, made a number of changes to U.S. federal income tax law, including allowing taxpayers to deduct certain U.S. research and development expenditures (while continuing to require taxpayers to capitalize and amortize foreign research and development expenditures), changing the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign derived intangibles income (renamed Foreign-Derived Deduction Eligible Income) for taxable years beginning after December 31, 2025, reinstating 100% deductibility of bonus depreciation for property placed in service after January 19, 2025, and changing the calculation of deductible business interest expense to include depreciation and amortization, among other changes. We do not anticipate any material impact to our financial statements, and no material permanent tax differences are expected.

Further, many countries and the Organization for Economic Cooperation and Development have proposed to reallocate some portion of profits of large multinational companies to markets where sales arise, known as “Pillar One,” as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two,” and many countries have adopted or intend to adopt these proposals. We will continue to monitor legislative and regulatory developments to assess potential impacts that Pillar Two and other OECD and non-U.S. rules may have on our business, operating results and financial condition. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments could increase uncertainty and may adversely affect our tax rate and operating results in future years. Any of these developments or changes in U.S. federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates or tax payments will not be adversely affected by these or other developments or changes in law.

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

Further, many foreign countries and governmental bodies have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction, or relating to cybersecurity. These laws and regulations often are more restrictive than those in the United States. These and other requirements, including future requirements resulting from new or changed laws or regulations or modifications in the interpretation of laws or regulations, could require us to modify our policies and practices, increase our costs, impair our ability to grow our business, or restrict our ability to store and process data, and may subject us to liability.

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

We rely on a variety of intellectual property rights, including patents, trademarks, trade secrets, technical know-how and other unpatented proprietary information to protect our technologies, products, product development and manufacturing activities from unauthorized use by third parties. Our patents do not cover all of our technologies, systems, products and product components and our competitors or others may design around our patented technologies. We cannot guarantee we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information to adequately protect all such information. We also cannot assure you that those agreements will provide meaningful protection for such information in the event of any unauthorized use or disclosure. Such information could be obtained by third parties as a result of breaches of our physical or electronic security systems or our suppliers, employees or consultants could assert rights to our intellectual property.

We have significant international operations and we are subject to foreign laws which differ in many respects from U.S. laws. Effective intellectual property protection may be unavailable or more limited in foreign jurisdictions in which we operate, relative to those protections available in the United States. Furthermore, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may materially adversely affect our ability to enforce our trade secret and intellectual property positions. While our former employees are contractually prohibited from misappropriating our proprietary rights, we cannot be certain that such contractual obligations will be honored if they are hired by our competitors. If we detect misappropriation and enforce such contractual obligations and pursue litigation to assert our intellectual property rights, an adverse decision in any legal action could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise materially adversely affect our business, financial condition or results of operations.

Monitoring unauthorized use of our intellectual property is difficult and costly. Unauthorized use of our intellectual property may have already occurred or may occur in the future. Our failure to identify unauthorized use or otherwise adequately protect our intellectual property could jeopardize our competitive advantage and materially adversely affect our business. Moreover, any litigation in connection with such unauthorized use could be time consuming, costly and could divert our attention and the efforts of our employees, which could, in turn, result in lower revenues and higher expenses, and we may not be successful in enforcing our intellectual property rights.

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

From time to time, we have been notified of allegations and claims that we may be infringing patents or otherwise violating intellectual property rights owned by third parties. In the future, we may be a party to litigation because of an alleged infringement, misappropriation, or other violation of others’ intellectual property, whether through direct claims or by way of indemnification claims of our customers or suppliers. If any pending or future intellectual property-related litigation proceedings result in an adverse outcome, then we could be required to:

•cease the manufacture, use or sale of the infringing products, processes, or technology;
•pay substantial damages for infringement;
•expend significant resources to develop non-infringing products, processes, or technology or license technology from the party claiming infringement, which license may not be available;
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

As of December 31, 2025, we had estimated U.S. federal and state net operating loss carryforwards (NOLs) of $205.5 million and $60.1 million, respectively, and federal research and development credit carryforwards of $11.0 million, which we may use to reduce future taxable income or income taxes due. Some of the NOLs and U.S. federal research and development credit carryforwards begin expiring in 2026. Insufficient future taxable income and income taxes payable will adversely affect our ability to use these NOLs and credit carryforwards to reduce future taxable income or income taxes due. Our U.S. federal NOLs arising in tax years beginning before January 1, 2018 will expire by 2037. Our U.S. federal NOLs arising in tax years beginning after December 31, 2017 are not subject to expiration. Our state NOLs will expire by 2045. Furthermore, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may only be used to offset 80% of our current year taxable income. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.

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

The trading price of our common stock has been and is likely to continue to be volatile. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time, and the trading volume of our stock;
•changes in operating performance, stock market valuations and volatility in the market prices of other technology companies generally, or those in our industry in particular;
•actual or anticipated quarterly variations in our results of operations or growth rate or those of our competitors;
•announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•manufacturing, labor or supply interruptions;
•developments with respect to intellectual property rights;
•our ability to obtain regulatory approvals or develop and market new and enhanced products on a timely basis;
•commencement of, or our involvement in, litigation;
•major changes in our board of directors, management or key personnel;
•changes in governmental regulations or defense-related spending and budgets;
•actual or perceived privacy, data protection or cybersecurity breaches or incidents;
•actual or perceived future sales or repurchases of our common stock or other securities;
•failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•public health crises, geopolitical events and macroeconomic conditions;
•fluctuations in the values of companies perceived by investors to be comparable to us;
•the financial projections we may provide to the public, any changes in or failure to meet these projections; and
•general economic conditions and slow or negative growth of related markets.

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

Provisions of our certificate of incorporation and bylaws could depress the trading price of our common stock by acting to discourage, delay or prevent a change in our control or management that our stockholders may deem advantageous. Among other things, our certificate of incorporation and bylaws:

•permit our board of directors to issue up to five million shares of preferred stock, with any rights, preferences and privileges as they may designate;
•provide that the authorized number of directors may be changed only by resolution of our board of directors;
•provide that all vacancies on our board of directors may only be filled by our board of directors and not by stockholders;
•divide our board of directors into three classes;
•provide that a director may only be removed from our board of directors by the stockholders for cause;
•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and meet specific requirements as to the form and content of a stockholder’s notice;
•prohibit cumulative voting;
•provide that special meetings of our stockholders may be called only by the chairman of our board of directors, our chief executive officer (or president, in the absence of a chief executive officer) or by our board of directors; and
•provide that stockholders will be permitted to amend our certificate of incorporation and our bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.”

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

ITEM 2. PROPERTIES
Our principal facilities are owned or leased and include the following:

Location	Lease Expiration	Approximate Size (sq. ft.)	Primary Functions	Segment(s)
Camas, Washington	Owned	164,600	Corporate headquarters, manufacturing and distribution, service and repair, product design, research and development, sales, marketing and administration	Laser Products, Advanced Development
Vancouver, Washington	July 31, 2026 - May 31, 2035	92,400	Manufacturing and distribution, product design, research and development, and administration	Laser Products, Advanced Development
Hillsboro, Oregon	January 31, 2033	30,200	Manufacturing and distribution, and product design	Laser Products
Longmont, Colorado	July 31, 2028 - February 28, 2029	113,700	Manufacturing, product design, research and development, and administration	Advanced Development
Lohja, Finland	March 31, 2028	31,800	Manufacturing and distribution, product design, research and development and administration	Laser Products
Shanghai, China	January 31, 2027	27,700	Sales and administration, service and repair, and product design	Laser Products

ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 12, Commitments and Contingencies, of Notes to our Consolidated Financial Statements included elsewhere in this report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information About Our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol "LASR." As of February 25, 2026, there were 63 registered holders of record of our common stock.

Repurchase of Common Stock

In November 2019, our Board of Directors authorized a program to repurchase up to $10 million of our outstanding common stock. During the year ended December 31, 2025, we did not repurchase any shares and, as of December 31, 2025, $10 million remained available for future repurchases.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the Nasdaq Composite Index, the Russell 2000 Index, and the S&P 600 Technology Hardware & Equipment Industry Group Index. The graph covers the period from December 31, 2020 through December 31, 2025. No cash dividends have been declared on shares of our common stock. This graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2020.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among nLIGHT, Inc., the Nasdaq Composite Index, the Russell 2000 Index, and the S&P 600 Technology Hardware & Equipment Industry Group Index
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/30/22
12/29/23
12/31/24
12/31/25
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

Overview

nLIGHT, Inc. is a leading provider of high‑power lasers for mission-critical directed energy, optical sensing, and advanced manufacturing applications. We design, manufacture, and sell a range of high-power semiconductor lasers and fiber lasers that are typically integrated into laser systems or manufacturing tools built by our customers. We also make high energy pulsed fiber lasers, fiber amplifiers, and beam combination and control systems for use in high-energy laser systems for directed energy and laser sensing systems used in a wide range of defense applications. Our vertical integration enables us to develop products that leverage the same underlying technology, thereby enabling us to offer innovative and reliable products to customers in each of our end markets. We sell our products into three primary end markets: Aerospace and Defense, Industrial, and Microfabrication.

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment.

Revenues increased to $261.3 million in the year ended December 31, 2025 compared to $198.5 million in 2024 due to higher sales volumes in the Laser Products segment and continued growth in the Advanced Development segment. We generated a net loss of $23.5 million for the year ended December 31, 2025 compared to a net loss of $60.8 million in 2024.

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

A portion of our sales are generated from products manufactured outside the United States and we sell our products globally. Changing trade dynamics, including newly imposed or proposed tariffs and export controls, could disrupt our supply chain and increase input costs. These trade policy developments did not have a material impact on our financial results in 2025. However, if current trends continue or intensify, we may experience increased cost volatility, operational complexity, and broader economic pressures on our customer base that could have a negative impact on revenue and profitability in the future.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Year Ended December 31,
	2025	2024	2023
Revenue:
Products	68.6%	68.8%	74.6%
Development	31.4	31.2	25.4
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	42.6	54.4	54.4
Development	27.6	29.0	23.6
Total cost of revenue	70.2	83.4	78.0
Gross profit	29.8	16.6	22.0
Operating expenses:
Research and development	18.4	22.7	22.0
Sales, general and administrative	20.7	24.8	21.8
Restructuring	0.9	2.2	0.4
Total operating expenses	40.0	49.7	44.2
Loss from operations	(10.2)	(33.1)	(22.2)
Other income (expense):
Interest income	1.9	0.9	0.5
Interest expense	(0.4)	—	—
Other income, net	—	1.6	1.3
Loss before income taxes	(8.7)	(30.6)	(20.4)
Income tax expense (benefit)	0.3	—	(0.5)
Net loss	(9.0)%	(30.6)%	(19.9)%

Revenues by End Market

Our revenues by end market were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2025	% of Revenue	2024	% of Revenue	Amount	%
Aerospace and Defense	$175,253	67.0%	$109,540	55.2%	$65,713	60.0%
Microfabrication	47,230	18.1	43,393	21.8	3,837	8.8
Industrial	38,847	14.9	45,615	23.0	(6,768)	(14.8)
	$261,330	100.0%	$198,548	100.0%	$62,782	31.6%

	Year Ended December 31,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
Aerospace and Defense	$109,540	55.2%	$91,394	43.6%	$18,146	19.9%
Microfabrication	43,393	21.8	47,483	22.6	(4,090)	(8.6)
Industrial	45,615	23.0	71,044	33.8	(25,429)	(35.8)
	$198,548	100.0%	$209,921	100.0%	$(11,373)	(5.4)%

The increase in revenue from the Aerospace and Defense market for 2025 compared to 2024 was driven by increased unit sales of directed energy laser products and progress on existing development contracts. The increase in revenue from the Microfabrication market for 2025 compared to 2024 was primarily attributable to increased unit sales of semiconductor lasers in EMEA and Asia Pacific, partially offset by decreased unit sales in North America. The decrease in revenue from the Industrial market for 2025 compared to 2024 was primarily the result of decreased unit sales of industrial fiber lasers for cutting and welding due to lower customer demand and deteriorating market conditions across all regions.

The increase in revenue from the Aerospace and Defense market for 2024 compared to 2023 was the result of increased unit sales of products due to higher demand, an increase in ASPs, and increased development revenue from development contracts awarded primarily in the second half of 2023. The decrease in revenue from the Microfabrication market for 2024 compared to 2023 was primarily attributable to decreased unit sales of semiconductor lasers in EMEA and Asia Pacific, offset partially by increased unit sales in North America. The decrease in revenue from the Industrial market for 2024 compared to 2023 was primarily the result of decreased unit sales across all regions due to deteriorating market conditions and lower customer demand in cutting and additive manufacturing.

Revenues by Segment

Our revenues by segment were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2025	% of Revenue	2024	% of Revenue	Amount	%
Laser Products	$179,236	68.6%	$136,659	68.8%	$42,577	31.2%
Advanced Development	82,094	31.4	61,889	31.2	20,205	32.6
	$261,330	100.0%	$198,548	100.0%	$62,782	31.6%

	Year Ended December 31,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
Laser Products	$136,659	68.8%	$156,666	74.6%	$(20,007)	(12.8)%
Advanced Development	61,889	31.2	53,255	25.4	8,634	16.2
	$198,548	100.0%	$209,921	100.0%	$(11,373)	(5.4)%

The increase in Laser Products revenue for 2025 compared to 2024 was the result of increased revenue from the Aerospace and Defense market and Microfabrication market as discussed above, partially offset by decreased revenue from the Industrial market. The increase in Advanced Development revenue for 2025 compared to 2024 was driven by progress on existing research and development contracts.

The decrease in Laser Products revenue for 2024 compared to 2023 was driven by decreased revenue from both the Industrial and Microfabrication markets as discussed above, offset partially by increased revenue from the Aerospace and Defense market. The increase in Advanced Development revenue for 2024 compared to 2023 was the result of increased activity on development contracts awarded primarily in the second half of 2023.

All Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2025	% of Revenue	2024	% of Revenue	Amount	%
North America	$185,620	71.0%	$132,812	66.9%	$52,808	39.8%
Asia Pacific	38,422	14.7	38,137	19.2	285	0.7
EMEA(1)	37,288	14.3	27,599	13.9	9,689	35.1
	$261,330	100.0%	$198,548	100.0%	$62,782	31.6%
(1) EMEA consists of Europe, the Middle East, and Africa.

	Year Ended December 31,				Change
	2024	% of Revenue	2023	% of Revenue	Amount	%
North America	$132,812	66.9%	$129,311	61.6%	$3,501	2.7%
Asia Pacific	38,137	19.2	45,765	21.8	(7,628)	(16.7)
EMEA(1)	27,599	13.9	34,845	16.6	(7,246)	(20.8)
	$198,548	100.0%	$209,921	100.0%	$(11,373)	(5.4)%
(1) EMEA consists of Europe, the Middle East, and Africa.

Geographic revenue information is based on the location to which we deliver our products and services.

The increase in North America revenue for 2025 compared to 2024 was the result of increased revenue from the Aerospace and Defense market, partially offset by decreased revenue from the Microfabrication and Industrial markets. The increases in Asia Pacific and EMEA revenues for 2025 compared to 2024 were the result of increased revenue from the Aerospace and Defense market and Microfabrication market, partially offset by decreased revenue from the Industrial market.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Year Ended December 31, 2025
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$70,252	$10,181	$(2,470)	$77,963
Gross margin	39.2%	12.4%	NM*	29.8%

	Year Ended December 31, 2024
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$31,094	$4,363	$(2,438)	$33,019
Gross margin	22.8%	7.0%	NM*	16.6%

	Year Ended December 31, 2023
	Laser Products	Advanced Development	Corporate and Other	Total
Gross profit	$44,891	$3,628	$(2,406)	$46,113
Gross margin	28.7%	6.8%	NM*	22.0%

*NM - Not meaningful.

The increase in Laser Products gross margin for 2025 compared to 2024 was driven by primarily by changes in sales mix, which included increased sales of directed energy laser products, the impact of increased production volumes on fixed manufacturing costs due to the overall increase in sales as previously discussed, and an increase in duty reclaim and manufacturing yields. In addition, Laser Products gross margin in 2024 was negatively impacted by inventory charges related to products for the Industrial market in the fourth quarter of 2024. The increase in Advanced Development gross margin for 2025 compared to 2024 was primarily the result of an increase in revenue from fixed priced contracts that carried higher average gross margins than cost-plus fixed fee contracts.

The decrease in Laser Products gross margin for 2024 compared to 2023 was driven by the impact of lower sales and production volumes on fixed manufacturing costs due to the decrease in overall customer demand and inventory charges related to products for the Industrial market in the fourth quarter of 2024, offset partially by positive changes in sales mix. The increase in Advanced Development gross margin for 2024 compared to 2023 was not significant and was primarily the result of changes in the composition of development contracts.

Operating Expenses

Our operating expenses were as follows (dollars in thousands):

Research and Development

	Year Ended December 31,		Change
	2025	2024	Amount	%
Research and development	$47,972	$45,107	$2,865	6.4%

	Year Ended December 31,		Change
	2024	2023	Amount	%
Research and development	$45,107	$46,163	$(1,056)	(2.3)%

The increase in research and development expense for 2025 compared to 2024 was driven by an increase in stock-based compensation of $1.8 million, and increases in incentive compensation and indirect project-related spending that were partially offset by a decrease in outside services.

The decrease in research and development expense for 2024 compared to 2023 was driven by a decrease in stock-based compensation of $2.4 million, offset partially by increases in other employee compensation costs and project-related spending.

Sales, General and Administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%
Sales, general, and administrative	$54,193	$49,257	$4,936	10.0%

	Year Ended December 31,		Change
	2024	2023	Amount	%
Sales, general, and administrative	$49,257	$45,899	$3,358	7.3%

The increase in sales, general and administrative expense for 2025 compared to 2024 was primarily due to increases in stock-based compensation of $6.6 million and increases in employee and incentive compensation, partially offset by decreases in bad debt expense, increases in bad debt recoveries, and a higher allocation of costs from sales, general and administrative to development projects.

The increase in sales, general and administrative expense for 2024 compared to 2023 was primarily due to increases in bad debt expense of $2.3 million and stock-based compensation of $1.5 million. A higher allocation of costs from sales, general and administrative to development projects partially offset the overall increase in sales, general and administrative expense.

Restructuring

Restructuring included the following (in thousands):

	Year Ended December 31,			Change
	2025	2024		$	%
Employee termination costs	$1,141	$4,228		$(3,087)	(73.0)%
Write-off of long-lived assets	1,207	—		1,207	NM*
Other	—	63		(63)	(100.0)
	$2,348	$4,291	$4,291	$(1,943)	(45.3)%

	Year Ended December 31,			Change
	2024	2023		$	%
Employee termination costs	$4,228	$737		$3,491	473.7%
Other	63	79		(16)	(20.0)
	$4,291	$817	$817	$3,474	425.2%

During the third and fourth quarters of 2025, we implemented restructuring plans which included headcount reductions in China, Austria, Germany, and Finland, and the write-down of in-process capital equipment projects related to production capacity that had not been placed into service or redundant capital equipment we intend to sell. We implemented restructuring plans in the fourth quarters of 2024 and 2023 which resulted in reductions of headcount primarily in China, including the discontinuation of all manufacturing activities in China during the fourth quarter of 2024.
Interest Income

	Year Ended December 31,		Change
	2025	2024	Amount	%
Interest income	$4,906	$1,773	$3,133	176.7%

	Year Ended December 31,		Change
	2024	2023	Amount	%
Interest income	$1,773	$1,409	$364	25.8%

The increase in interest income for 2025 compared to 2024, was driven primarily by an increase in income earned from marketable securities and imputed interest on a long-term customer receivable.

Interest income is primarily earned from our marketable securities (U.S. treasuries), recognized using the effective yield method, and cash equivalents (money market securities).

Beginning with the three months ended March 31, 2025, income earned from marketable securities is classified within interest income, net, rather than other income, net. This change in presentation more accurately reflects the nature of the income and has no impact on total net income.

The increase in interest income for 2024 compared to 2023 were driven by an increase in interest rates and the average cash and cash equivalents held in interest-bearing accounts.

Interest expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
Interest expense	$(1,084)	$(105)	$(979)	932.4%

	Year Ended December 31,		Change
	2024	2023	Amount	%
Interest expense	$(105)	$(67)	$(38)	56.7%

The increases in interest expense for 2025 compared to 2024, and 2024 compared to 2023, were driven by interest on the outstanding line of credit.

Other Income (Expense), net

	Year Ended December 31,		Change
	2025	2024	Amount	%
Other income (expense), net	$(40)	$3,100	$(3,140)	(101.3)%

	Year Ended December 31,		Change
	2024	2023	Amount	%
Other income, net	$3,100	$2,776	$324	11.7%

The decrease in other income, net, in 2025 compared to 2024 was primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations. The change in classification of income earned from marketable securities referenced above is the primary factor contributing to the year-over-year variance for other income, net from the same period in 2024. The increases in other income, net in 2024 compared to 2023 were driven by realized gains on sale of marketable securities.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2025	2024	Amount	%
Income tax expense (benefit)	$699	$(76)	$775	NM*

	Year Ended December 31,		Change
	2024	2023	Amount	%
Income tax expense (benefit)	$(76)	$(978)	$902	(92.2)%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, Austria, China and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability, we continue to maintain a full valuation allowance on deferred tax assets in the United States, and a partial valuation allowance in China as of December 31, 2025. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

On July 4, 2025, the OBBBA was signed into law. Some of the tax related provisions of the OBBBA affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. We evaluated the impact of the OBBBA on our financial condition and results of operations in future periods, and we do not anticipate a material change to our effective income tax rate or net deferred federal income tax assets as we maintain a full valuation allowance for all U.S. deferred tax assets.

Income tax expense in 2025 primarily relates to operations in China and Finland, partially offset by income tax reserve reversals. The increase in overall income tax expense for 2025 compared to 2024 was the result of a partial valuation allowance release in China during the fourth quarter of 2024, offset partially by income tax expense from other foreign tax jurisdictions.

The income tax benefit in 2024 was the result of a partial valuation allowance release in China during the fourth quarter of 2024, offset partially by income tax expense from other foreign tax jurisdictions. The decrease in overall income tax benefit for 2024 compared to 2023, was driven by a discrete tax benefit related to expiring statutes of limitations of unrecognized tax positions recorded in the second quarter of 2023.

Liquidity and Capital Resources

We had cash and cash equivalents and restricted cash of $99.0 million and $66.1 million as of December 31, 2025 and December 31, 2024, respectively. In addition, we had marketable securities of $34.9 million and $34.9 million at December 31, 2025 and December 31, 2024, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities increased by $33.0 million from December 31, 2024 to December 31, 2025.

For the year ended December 31, 2025, our principal sources of liquidity included the draw of $20 million on our line of credit and cash collected from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$21,330	$(2,359)	$10,091
Net cash (used in) provided by investing activities	(8,771)	16,690	(14,100)
Net cash provided by (used in) financing activities	20,110	(1,303)	(859)
Effect of exchange rate changes on cash	264	(406)	256
Net increase (decrease) in cash and cash equivalents and restricted cash	$32,933	$12,622	$(4,612)

Net Cash Provided By (Used In) Operating Activities

During the year ended December 31, 2025, net cash provided by operating activities was $21.3 million, which was the result of a $23.5 million net loss, offset by cash provided by working capital of $1.1 million and non‑cash expenses totaling $43.7 million related primarily to depreciation, amortization, and stock-based compensation. Changes in working capital were driven by a $14.7 million increase in accounts receivable,$4.1 million increase in inventory, offset by a $12 million increase in accounts payable and accrued expenses, $3.9 million increase in lease liabilities, and a $2.1 million decrease in deferred revenue.

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

Net Cash (Used In) Provided By Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $8.8 million, including the net purchase of $0.3 million of marketable securities and $8.5 million of capital expenditures related to investments in directed energy, manufacturing equipment and facilities.

During the year ended December 31, 2024, net cash provided by investing activities was $16.7 million, including the net sale of $24.6 million of marketable securities, partially offset by $7.9 million of capital expenditures related to investments in directed energy, manufacturing equipment and facilities.

Net Cash Provided By (Used In) Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $20.1 million, which was primarily driven by $20 million of proceeds from our line of credit and $3.2 million of proceeds from stock options exercises and employee stock plan purchases, partially offset by $3.1 million of withholding tax payments related to the vesting of stock awards.

During the year ended December 31, 2024, net cash used in financing activities was $1.3 million, which was primarily driven by $4.5 million of withholding tax payments related to the vesting of stock awards, partially offset by $3.2 million of proceeds from stock options exercises and employee stock plan purchases.

Credit Facilities

We have a $40.0 million revolving line of credit "LOC" with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 5.75% on the LOC at December 31, 2025 is based on the Prime Rate, minus a margin based on our liquidity levels.

During the year ended December 31, 2025, we drew $20.0 million under the LOC to support working capital and general corporate purposes. There was $20.0 million and $0.0 million outstanding under the LOC at December 31, 2025 and 2024, respectfully, and we were in compliance with all covenants. The remaining $20.0 million unused portion of the LOC is available for borrowing.

Contractual Obligations
The following table sets forth a summary of our significant contractual obligations to make future payments in cash as of December 31, 2025 (in thousands):

	Payments Due by Year
	2026	2027	2028	2029	2030	Thereafter	Total
Purchase commitments	$55,692						$55,692
Lease obligations	3,526	3,291	2,795	1,919	1,960	5,608	19,099
Total	$59,218	$3,291	$2,795	$1,919	$1,960	$5,608	$74,791

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

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

As of December 31, 2025, we had cash and cash equivalents of $98.7 million and investments in marketable securities of $34.9 million with maturities of less than one year. The goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents or marketable securities as a result of changes in interest rates due to the short‑term nature of these assets.

We are subject to interest rate risk in connection with the borrowings under our $40.0 million revolving loan facility. As of December 31, 2025, there was $20.0 million outstanding on the revolving loan facility. Borrowings under the revolving loan facility bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from the Prime Rate to the Prime Rate minus 1.00%. The interest rate at December 31, 2025 was 5.75%. A 10% increase in the interest rate would increase our interest expense by $115,000 given the $20.0 million outstanding at December 31, 2025.

Foreign Currency Risk

At December 31, 2025, our foreign currency exposure was related to our net investment in our foreign subsidiaries. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $0.8 million. Foreign exchange rate gains or losses on foreign investments as of December 31, 2025 are reflected as a cumulative translation adjustment, net of tax, and do not affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS

nLIGHT, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
nLIGHT, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of nLIGHT, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Excess and obsolete inventory
As discussed in Note 6 to the consolidated financial statements, the Company’s inventories were $45.4 million as of December 31, 2025. The Company records its inventories at the lower of average cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of certain existing inventory quantities compared to past consumption and recent purchases to determine what inventory quantities, if any, may not be sellable. Based on this analysis, the Company writes down the affected inventory value for any estimated excess and/or obsolete inventory.

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

Portland, Oregon
February 27, 2026

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$98,699	$65,829
Marketable securities	34,934	34,868
Accounts receivable, net of allowances of $520 and $1,800	50,836	34,895
Inventory	45,407	40,800
Prepaid expenses and other current assets	13,314	17,697
Total current assets	243,190	194,089
Restricted cash	322	259
Lease right-of-use assets	15,020	10,822
Property, plant and equipment, net	42,114	46,937
Intangible assets, net	—	833
Goodwill	12,448	12,354
Other assets, net	2,116	4,947
Total assets	$315,210	$270,241

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,890	$15,076
Accrued liabilities	19,052	13,268
Deferred revenues	1,489	3,577
Current portion of lease liabilities	2,776	2,314
Line of credit	20,000	—
Total current liabilities	64,207	34,235
Non-current income taxes payable	5,902	5,541
Long-term lease liabilities	13,431	9,819
Other long-term liabilities	4,921	4,216
Total liabilities	88,461	53,811
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 51,163 and 48,948 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	578,360	544,842
Accumulated other comprehensive loss	(3,064)	(3,332)
Accumulated deficit	(348,563)	(325,096)
Total stockholders’ equity	226,749	216,430
Total liabilities and stockholders’ equity	$315,210	$270,241

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Products	$179,236	$136,659	$156,666
Development	82,094	61,889	53,255
Total revenue	261,330	198,548	209,921
Cost of revenue:
Products	111,454	108,003	114,181
Development	71,913	57,526	49,627
Total cost of revenue	183,367	165,529	163,808
Gross profit	77,963	33,019	46,113
Operating expenses:
Research and development	47,972	45,107	46,163
Sales, general, and administrative	54,193	49,257	45,899
Restructuring	2,348	4,291	817
Total operating expenses	104,513	98,655	92,879
Loss from operations	(26,550)	(65,636)	(46,766)
Other income:
Interest income	4,906	1,773	1,409
Interest expense	(1,084)	(105)	(67)
Other (expense) income, net	(40)	3,100	2,776
Loss before income taxes	(22,768)	(60,868)	(42,648)
Income tax expense (benefit)	699	(76)	(978)
Net loss	$(23,467)	$(60,792)	$(41,670)
Net loss per share, basic and diluted	$(0.47)	$(1.27)	$(0.90)
Shares used in per share calculations, basic and diluted	49,979	47,900	46,078

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(23,467)	$(60,792)	$(41,670)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	981	(674)	(249)
Change in unrealized gains on available-for-sale securities	(716)	(181)	520
Comprehensive loss	$(23,202)	$(61,647)	$(41,399)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2022	45,629	$16	$496,211	$(2,748)	$(222,634)	$270,845
Net loss	—	—	—	—	(41,670)	(41,670)
Issuance of common stock pursuant to exercise of stock options	428	—	640	—	—	640
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	946	—	(3,968)	—	—	(3,968)
Issuance of common stock under the Employee Stock Purchase Plan	263	—	2,469	—	—	2,469
Stock-based compensation	—	—	25,832	—	—	25,832
Change in unrealized gains on available-for-sale securities	—	—	—	520	—	520
Cumulative translation adjustment, net of tax	—	—	—	(249)	—	(249)
Balance, December 31, 2023	47,266	16	521,184	(2,477)	(264,304)	254,419
Net loss	—	—	—	—	(60,792)	(60,792)
Issuance of common stock pursuant to exercise of stock options	539	—	500	—	—	500
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	840	—	(4,524)	—	—	(4,524)
Issuance of common stock under the Employee Stock Purchase Plan	303	—	2,721	—	—	2,721
Stock-based compensation	—	—	24,961	—	—	24,961
Change in unrealized gains on available-for-sale securities	—	—	—	(181)	—	(181)
Cumulative translation adjustment, net of tax	—	—	—	(674)	—	(674)
Balance, December 31, 2024	48,948	16	544,842	(3,332)	(325,096)	216,430
Net loss	—	—	—	—	(23,467)	(23,467)
Issuance of common stock pursuant to exercise of stock options	246	—	281	—	—	281
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	1,673	—	(3,066)	—	—	(3,066)
Issuance of common stock under the Employee Stock Purchase Plan	296	—	2,895	—	—	2,895
Stock-based compensation	—	—	33,411	—	—	33,411
Change in unrealized gains on available-for-sale securities	—	—	—	(716)	—	(716)
Cumulative translation adjustment, net of tax	—	—	(3)	984	—	981
Balance, December 31, 2025	51,163	$16	$578,360	$(3,064)	$(348,563)	$226,749

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(23,467)	$(60,792)	$(41,670)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	12,330	12,988	12,401
Amortization	1,927	4,608	3,629
(Increase) reduction in carrying amount of right-of-use assets	(4,062)	1,759	1,269
(Recoveries of) provision for losses on accounts receivable	(1,115)	1,489	27
Stock-based compensation	33,411	24,961	25,832
Deferred income taxes	159	(651)	7
Loss on disposal of property, plant and equipment	160	194	542
Accrued interest earned on marketable securities	(500)	—	—
Non-cash restructuring charges	1,425	1,185	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,703)	2,845	(1,677)
Inventory	(4,151)	11,048	14,890
Prepaid expenses and other current assets	4,447	(1,787)	1,109
Other assets, net	1,408	(1,131)	(1,156)
Accounts payable	5,888	3,231	(4,503)
Accrued and other long-term liabilities	6,059	706	(1,336)
Deferred revenues	(2,103)	(1,224)	3,432
Lease liabilities	3,940	(1,992)	(1,449)
Non-current income taxes payable	277	204	(1,256)
Net cash provided by (used in) operating activities	21,330	(2,359)	10,091
Cash flows from investing activities:
Proceeds from sale of fixed assets	542	—	—
Purchases of property, plant and equipment	(9,032)	(7,932)	(5,339)
Purchase of marketable securities	(78,599)	(88,643)	(127,907)
Proceeds from maturities and sales of marketable securities	78,318	113,265	119,146
Net cash (used in) provided by investing activities	(8,771)	16,690	(14,100)
Cash flows from financing activities:
Proceeds from line of credit	20,000	—	—
Proceeds from employee stock plan purchases	2,895	2,721	2,469
Proceeds from stock option exercises	281	500	640
Tax payments related to stock award issuances	(3,066)	(4,524)	(3,968)
Net cash provided by (used in) financing activities	20,110	(1,303)	(859)
Effect of exchange rate changes on cash	264	(406)	256
Net increase (decrease) in cash and cash equivalents and restricted cash	32,933	12,622	(4,612)
Cash and cash equivalents and restricted cash, beginning of period	66,088	53,466	58,078
Cash and cash equivalents and restricted cash, end of period	$99,021	$66,088	$53,466
Supplemental disclosures:
Cash paid for interest	$1,071	$61	$40
Operating cash outflows from operating leases	3,458	4,030	3,850
Right-of-use assets obtained in exchange for lease liabilities	6,640	1,336	1,716
Accrued purchases of property, equipment and patents	409	298	745
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$98,699	$65,829	$53,210
Restricted cash	322	259	256
Total cash, cash equivalents, and restricted cash	$99,021	$66,088	$53,466
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of nLIGHT, Inc. and our wholly owned subsidiaries Arbor Photonics, LLC, nLIGHT Cayman Ltd., nLIGHT Laser Technology (Shanghai) Co. Ltd, nLIGHT Oy (Finland), nLIGHT Korea Inc., nLIGHT GmbH, nLIGHT DEFENSE Systems Inc., and nLIGHT Europe S.r.l. All intercompany balances have been eliminated.

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

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents included $25.0 million and $22.3 million of highly liquid investments at December 31, 2025 and 2024, respectively. Cash equivalents are carried at cost, which approximates fair value.

Inventory
See Note 6 for a detailed description of our inventory accounting policies.

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

Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if material changes in events or circumstances arise. We perform an annual impairment review of goodwill in the fourth quarter of each year using either a qualitative assessment or a quantitative goodwill impairment test. If the qualitative assessment is selected and determines that the fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. If a quantitative test is determined necessary and an impairment is indicated, the impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. Based on qualitative assessments performed in 2025, 2024 and 2023, the fair values of the Laser Products and Advanced Development reporting units exceeded their carrying values, and no impairment charges were recorded. See Note 8 for additional information.

Intangible Assets
Definite-lived intangible assets consist of acquisition-related development programs, developed technology, and intellectual property. The intangible assets are being amortized using the straight-line method over periods of 2 to 4 years, which reflect the pattern in which economic benefits of the assets are expected to be realized. See Note 8 for additional information.

Other Assets
Other assets, net primarily consist of long-term accounts receivable, demonstration (demo) assets and deposits.

Demo assets are equipment that is used for demonstration and other purposes with existing and prospective customers. Demo assets are recorded at cost and amortized over an estimated useful life of approximately two years.

Amortization expense related to demo assets was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$1,153	$3,766	$1,150

Restructuring Charges
Restructuring charges in 2025 consisted of headcount reductions in China, Austria Germany, and Finland, and the write-down of in-process capital equipment projects related to production capacity that had not been placed into service or redundant capital equipment we intend to sell. We implemented restructuring plans in the fourth quarters of 2024 and 2023 which resulted in reductions of headcount primarily in China, including the discontinuation of all manufacturing activities in China during the fourth quarter of 2024.

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

See Note 14 for additional information.

Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long‑lived assets recorded for the years ended December 31, 2025, 2024 and 2023.

Leases
See Note 13 for a detailed description of our lease accounting policies.

Research and Development Costs
We conduct research and development (“R&D”) activities using our own funds, referred to as company-funded R&D, and under contractual arrangements with our customers, referred to as customer-funded R&D. Company-funded R&D costs include expenses related to product design and development including materials and related test activities.  Company-funded R&D costs are expensed as incurred and classified as an operating expense.  Customer-funded R&D incurred pursuant to a contractual arrangement with a customer to perform development services is reported as a cost of revenue when the corresponding revenue is recognized, which is generally as the development services are performed.
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

	Year Ended December 31,
	2025	2024	2023
Realized foreign currency gain	$620	$145	$1,169
Unrealized foreign currency (loss) gain	(540)	110	(1,140)

New Accounting Pronouncements

ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid and is effective for fiscal years beginning after December 15, 2024. We adopted the new requirements in our annual reporting for 2025 on a retrospective basis (note 15) .

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of December 31, 2025, we had
$2.9 million of performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions. We expect to recognize 100% of these performance obligations by the end of 2026.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Year Ended December 31,
	2025	2024	2023
Aerospace and Defense	$175,253	$109,540	$91,394
Microfabrication	47,230	43,393	47,483
Industrial	38,847	45,615	71,044
	$261,330	$198,548	$209,921

Sales by Geography

	Year Ended December 31,
	2025	2024	2023
North America	$185,620	$132,812	$129,311
Asia Pacific	38,422	38,137	45,765
EMEA(1)	37,288	27,599	34,845
	$261,330	$198,548	$209,921
(1) EMEA consists of Europe, the Middle East, and Africa.

Sales by Timing of Revenue

	Year Ended December 31,
	2025	2024	2023
Point in time	$178,940	$136,723	$155,258
Over time	82,390	61,825	54,663
	$261,330	$198,548	$209,921

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of December 31,
		2025	2024	$ Change	% Change
Contract assets	Prepaid expenses and other current assets	$6,188	$14,510	$(8,322)	(57)%
Contract liabilities	Deferred revenues and other long-term liabilities	5,566	6,845	(1,279)	(19)%

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

The changes in contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments. During the years ended December 31, 2025 and 2024, we recognized revenue of $3.8 million and $4.3 million, respectively, that was included in the deferred revenue balances at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Year Ended December 31,
	2025	2024	2023
U.S. Government*	36%	19%	18%
KORD Technologies	(1)	12%	(1)
Raytheon Technologies	(1)	10%	(1)
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government
(1) Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of December 31, 2025, no customer accounted for 10% or more of our net customer receivables. As of December 31, 2024, two customers accounted for a total of 24% of net customer receivables. No other customers accounted for 10% or more of net customer receivables at either date.

Note 4 - Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and knowledge of any applicable circumstances.
Activity related to the allowance for doubtful accounts was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Allowance for doubtful accounts, beginning	$1,800	$315	$290
Provision for losses on accounts receivable	270	1,520	27
Recoveries and write-offs	(1,558)	(23)	(2)
Foreign exchange impact	8	(12)	—
Allowance for doubtful accounts, ending	$520	$1,800	$315

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$22,761	$—	$—	$22,761
Commercial paper	2,232	—	—	2,232
	24,993	—	—	24,993
Marketable Securities:
U.S. treasuries	34,934	—	—	34,934
Total	$59,927	$—	$—	$59,927

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$20,488	$—	$—	$20,488
Commercial paper	1,773	—	—	1,773
	22,261	—	—	22,261
Marketable Securities:
U.S. treasuries	34,868	—	—	34,868
Total	$57,129	$—	$—	$57,129

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

Inventory consisted of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Raw materials	$23,064	$19,165
Work in process and semi-finished goods	19,408	17,390
Finished goods	2,935	4,245
	$45,407	$40,800

Note 7 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	December 31, 2025	December 31, 2024
Automobiles	3	$64	$64
Computer hardware and software	3 - 5	9,399	9,672
Manufacturing and lab equipment	2 - 7	83,547	95,106
Office equipment and furniture	5 - 7	1,774	2,542
Leasehold and building improvements	2 - 12	34,861	33,104
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		142,436	153,279
Accumulated depreciation		(100,322)	(106,342)
		$42,114	$46,937

Note 8 - Intangible Assets and Goodwill
Intangible Assets
The details of definite lived intangible assets were as follows (in thousands):

	Estimated useful life (in years)	As of December 31,
		2025	2024
Development programs	2 - 4	—	7,200
Developed technology	4	2,959	2,959
		2,959	10,159
Accumulated amortization		(2,959)	(9,326)
		$—	$833

Amortization related to intangible assets was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$833	$820	$2,410

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2023	$2,151	$10,248	$12,399
Currency exchange rate adjustment	(45)	—	(45)
Balance, December 31, 2024	$2,106	$10,248	$12,354
Currency exchange rate adjustment	94	—	94
Balance, December 31, 2025	$2,200	$10,248	$12,448

Note 9 - Line of Credit
We have a $40.0 million revolving line of credit (LOC) with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 5.75% on the LOC at December 31, 2025 is based on the Prime Rate, minus a margin based on our liquidity levels.

During the first quarter of 2025, we drew $20.0 million under the LOC to support working capital and general corporate purposes. We did not make any additional draws or repayments during the year ended December 31, 2025. Interest expense on the LOC was $1.1 million for the year ended December 31, 2025. As of December 31, 2025, $20.0 million was outstanding on the LOC and we were in compliance with all covenants. The remaining $20.0 million unused portion of the LOC is available for borrowing.

Note 10 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Accrued payroll and benefits	$14,845	$9,751
Product warranty, current	3,147	2,454
Other accrued expenses	1,060	1,063
	$19,052	$13,268

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Product warranty liability, beginning	$3,473	$4,469
Warranty charges incurred, net	(3,188)	(6,524)
Provision for warranty charges, net of adjustments	3,978	5,528
Product warranty liability, ending	4,263	3,473
Less: current portion of product warranty liability	(3,147)	(2,454)
Non-current portion of product warranty liability	$1,116	$1,019

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Legal Matters

From time to time, we may be subject to various other legal proceedings and claims in the ordinary course of business. As of December 31, 2025, we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.3 to 9.4 years, and some leases include options to extend up to 10 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.3 to 3.0 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 6 years as of December 31, 2025, and the weighted-average discount rate was 5.1%.

The components of lease expense related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease expense:
Operating lease expense	$3,103	$3,695	$3,671
Short-term lease expense	323	404	472
Variable and other lease expense	1,092	1,055	1,020
	$4,518	$5,154	$5,163

Future minimum payments under our non-cancelable lease obligations were as follows as of December 31, 2025 (in thousands):

2026	$3,526
2027	3,291
2028	2,795
2029	1,919
2030	1,960
Thereafter	5,608
Total minimum lease payments	19,099
Less: interest	(2,892)
Present value of net minimum lease payments	16,207
Less: current portion of lease liabilities	(2,776)
Total long-term lease liabilities	$13,431

Note 14 - Restructuring
We implemented restructuring plans which included headcount reduction in Austria, Germany, China, Finland, and the U.S., and the write-down of in-process capital equipment projects related to production capacity that had not been placed into service or redundant capital equipment we intend to sell. Restructuring charges were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Employee termination costs	$1,141	$4,228	$737
Write-down of long-lived assets	1,207	—	—
Other	—	63	79
Total restructuring charges	$2,348	$4,291	$817
Restructuring accruals and payments were as follows (in thousands):

Accrued restructuring charges at December 31, 2023	$—
Restructuring charges	4,291
Cash payments	(3,107)
Non-cash settlements	(63)
Accrual at December 31, 2024	1,122
Restructuring charges	2,348
Cash payments	(2,045)
Non-cash settlements	(1,207)
Accrual at December 31, 2025	$218
The restructuring accrual was included as a component of Accrued Liabilities on our Consolidated Balance Sheets. All of the restructuring charges recorded in 2025 were attributable to the Laser Products segment.

Note 15 - Income Taxes
Loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(24,874)	$(62,368)	$(46,602)
Foreign	2,106	1,500	3,954
Loss before income taxes	$(22,768)	$(60,868)	$(42,648)

Income tax expense (benefit) was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit):
US state and local	$23	$(7)	$53
Foreign	460	557	(985)
Total current tax expense (benefit)	483	550	(932)
Deferred tax expense (benefit):
Foreign	$216	$(626)	$(46)
Total deferred tax expense (benefit):	216	(626)	(46)
Total income tax expense (benefit):
US state and local	23	(7)	53
Foreign	676	(69)	(1,031)
Total Income tax expense (benefit)	$699	$(76)	$(978)

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 21% to the loss before income taxes as a result of the following differences (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Tax computed at federal statutory rate	$(4,781)	21.0%	$(12,782)	21.0%	$(8,956)	21.0%
State and local tax, net of federal tax benefit (1)	19	(0.1)	(5)	—	42	(0.1)
Research and development tax credits	(1,078)	4.7	(718)	1.2	(1,370)	3.2
Change in valuation allowance	5,448	(23.9)	9,967	(16.4)	7,382	(17.3)
Worldwide changes in unrecognized tax benefits	211	(0.9)	(1,215)	2.0	(1,167)	2.7
Effects of cross-border tax laws:
Global intangible low-taxed income	295	(1.3)	—	—	—	—
Nontaxable/nondeductible items:
Stock based compensation	(2,969)	13.0	10	(0.2)	1,639	(3.8)
Officer’s compensation	2,538	(11.2)	285	(0.5)	158	(0.4)
Other	128	(0.6)	180	(0.3)	56	(0.1)
Foreign tax effects:
China:
Expiration of net operating losses	—	—	2,188	(3.6)	—	—
Valuation allowance	(186)	0.8	(1,520)	2.5	(311)	0.7
Other	320	(1.4)	65	(0.1)	(230)	0.5
Other foreign jurisdictions	57	(0.3)	206	(0.3)	11	—
Other Adjustments:
Transfer pricing adjustments	—	—	1,051	(1.7)	—	—
Expiration of net operating losses	667	(2.9)	1,927	(3.2)	1,810	(4.2)
Other	30	(0.2)	285	(0.5)	(42)	0.1
Total income tax expense (benefit)	$699	(3.1)%	$(76)	(0.1)%	$(978)	2.3%

(1) State taxes in Oregon made up the majority (greater than 50%) of the tax effect in this category for 2025 - 2023

The income tax expense recorded for 2025 and 2024 primarily relates to operations in China and Finland, offset by income tax reserve reversals.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$49,889	$42,058	$39,714
Research and alternative minimum tax credits	9,361	8,432	7,822
Accrued expenses and other	7,136	5,240	4,365
Lease liabilities	3,190	2,534	2,854
Inventory	3,090	3,712	3,283
Property and equipment	922	707	387
Intangible assets	16,789	21,720	16,612
Total gross deferred tax assets	90,377	84,403	75,037
Less: valuation allowance	(86,956)	(81,480)	(72,461)
Total deferred tax assets	3,421	2,923	2,576
Deferred tax liabilities:
Right-of-use assets	(2,896)	(2,213)	(2,487)
Total deferred tax liabilities	(2,896)	(2,213)	(2,487)
Net deferred tax assets	$525	$710	$89

Net deferred tax assets are included in Other assets, net in our Consolidated Balance Sheets.

In evaluating our valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to uncertainty with respect to ultimate realizability of deferred tax assets, we have provided a full valuation allowance against the U.S. deferred tax assets and a partial valuation allowance against the China deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2025, 2024 and 2023 were increases of $5.5 million, $9.0 million and $7.7 million, respectively.
At December 31, 2025, we had U.S. and state net operating loss (NOL) carryforwards of, $205.5 million, and $60.1 million, respectively. These carryforwards will expire from 2026 to 2045 if not used by us to reduce taxable income in future periods. We have U.S. research and development credit carryforwards of $11.0 million. These carryforwards will expire from 2026 to 2045 if not used by us to reduce income taxes payable in future periods.

Utilization of NOL carryforwards, credit carryforwards and certain deductions have been subject to annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. We have had three "change in ownership" events that limit the utilization of NOL carryforwards, which occurred twice in August of 2000 and once in January of 2001, and resulted in NOL carryforward limitations totaling $0.5 million. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examination from various taxing authorities.

The following table presents a reconciliation of the changes in the unrecognized tax benefit (in thousands):

Balance at December 31, 2023	$8,475
Additions based on tax positions related to the current year	150
Reductions for tax positions of prior years	(30)
Reductions as a result of a lapse of applicable statute of limitations	(33)
Other	(75)
Balance at December 31, 2024	8,487
Additions based on tax positions related to the current year	174
Reductions as a result of a lapse of applicable statute of limitations	(59)
Other	114
Balance at December 31, 2025	$8,716

At December 31, 2025, we had $2.7 million of unrecognized tax benefits (excluding interest and penalties) in Non-Current Income Taxes Payable and $6.0 million of unrecognized tax benefits as an offset to our long-term deferred tax assets embedded in Other Assets, Net on the accompanying Consolidated Balance Sheets. Of our unrecognized tax benefits, $2.7 million, if recognized, would impact the effective tax rate. At December 31, 2024, we had $2.7 million of unrecognized tax benefits (excluding interest and penalties) in Non-Current Income Taxes Payable and $5.8 million of unrecognized tax benefits as an offset to our long-term deferred tax assets embedded in Other Assets, Net on the accompanying Consolidated Balance Sheets.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We recognized a net increase (decrease) in penalties and interest during the years ended December 31, 2025, and 2024 and 2023, of $0.1 million, $0.2 million, and $(1.0) million, respectively. At December 31, 2025, 2024, and 2023, interest and penalties associated with unrecognized tax benefits were $1.2 million, $1.1 million, and $0.9 million, respectively.

At December 31, 2025, our tax years 2022 through 2025, 2021 through 2025, and 2015 through 2025, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and to make adjustments up to the net operating loss and credit carryforward amounts. We are not currently under federal, state, or foreign tax examination.

Net income taxes paid by jurisdiction were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
US Federal	$—	$—	$—

Domestic state and local
Oregon	20	38	55
Other	6	3	6
Subtotal	26	40	61
Foreign
Finland	54	15	20
Italy	44	43	39
Korea	40	*	92
Other	7	1	1
Subtotal	145	59	152
Total	$171	$99	$213

(*) The amount of income taxes paid during the year does not meet the five percent disaggregation threshold.

Note 16 - Stockholders' Equity and Stock-Based Compensation

Preferred Stock
We have authorized 5.0 million shares of preferred stock, par value $0.0001, none of which is issued and outstanding.

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2025.

Common Stock Repurchase Plan
On November 14, 2019, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding shares of common stock. As of December 31, 2025, no repurchases had been executed under the program.

Equity Incentive Plan
As of December 31, 2025, there were approximately 4.8 million shares available for issuance under our equity incentive plan. Common stock issued for awards will come from newly issued shares.

Time-Based Restricted Stock Awards and Units
Restricted stock award (RSA) and restricted stock unit (RSU) activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
RSAs at December 31, 2024	37	$33.66
Awards vested	(37)	33.66
RSAs at December 31, 2025	—	—

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
RSUs at December 31, 2024	1,904	$12.99
Awards granted	1,197	16.05
Awards vested	(1,225)	13.43
Awards forfeited	(75)	13.81
RSUs at December 31, 2025	1,801	14.69

The total fair value of RSAs and RSUs vested during the year ended December 31, 2025 was $1.2 million and $16.5 million, respectively. RSUs and RSAs vest over time subject to the employee's continuing service.

Market-Based Performance Restricted Stock Units
Performance restricted stock units (PRSUs) were granted in 2025, 2024 and 2023 and will vest upon meeting certain performance criteria. The number of shares that a participant receives is equal to the number of PRSUs granted multiplied by a payout factor ranging from 0% to 200%. The performance criteria that determines the payout factor is our Total Shareholder Return (TSR) for a performance period of three years relative to the TSR of companies in the Russell 2000 Index. The table below reflects details relating to the payout factor of our outstanding PRSUs:

Objective	Below Threshold	Threshold	Target	Maximum(1)
Percentile Rank of our TSR against the Russell 2000	Below the 25th percentile	25th percentile	50th percentile	75th percentile or higher
Percentage of PRSUs Eligible for Vesting(2)	—% - no PRSUs vest	50%	100%	200%
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

PRSU Grant Activity
PRSU grant activity under our equity incentive plan was as follows (in thousands, except weighted-average grant date fair values):

	Fiscal Year Granted
	2025	2024	2023
Performance period	May 9, 2025 - March 31, 2028	April 1, 2024 - March 31, 2027	April 1, 2023 - March 31, 2026
Weighted-average grant date fair value	$23.33	$18.51	$14.21
Number of awards originally granted	505	514	484
Number of awards forfeited as of December 31, 2025	(3)	(9)	(9)
Number of awards outstanding at December 31, 2025	501	504	475

PRSUs vest after the conclusion of the performance period, subject to the employee's continuing service.

The fair value of the PRSUs was measured on the grant date using a Monte Carlo simulation model utilizing several key assumptions, including the following:

Fiscal Year Ended December 31,
	2025(1)	2024(1)	2023(1)
Expected share price volatility (nLIGHT)	61.2% - 61.5%	54.5% - 56.4%	58.5% - 59.7%
Expected share price volatility (peer group)	55.9% - 56.6%	54.1% - 55.5%	56.1% - 57.8%
Expected correlation to peer group companies	47.5% - 55.1%	52.4% - 61.6%	53.8% -60.0%
Risk-free rate of return	3.90% - 3.95%	3.45% - 4.55%	3.89% - 4.75%
(1) Certain years have up to three unique PRSU grant dates. The given range encompasses all valuation assumptions used on the unique grant dates.

2022 PRSU Grant
During 2025, the payout factor for our 2022 PRSUs was measured. The number of shares that a participant received was equal to the number of PRSUs granted multiplied by a payout factor ranging from 0% to 200%. The payout factor for our 2022 PRSUs was measured at 200%. The table below includes details regarding the measurement and vesting of our 2022 PRSUs and subsequent issuance of shares (in thousands, except payout factor):

2022 PRSUs outstanding at measurement date	359
Performance period	July 1, 2022 - June 30, 2025
Vesting date	August 14, 2025
Payout factor	200%
Number of shares issued	718

The fair value of the 2022 PRSUs vested during 2025 was $18.8 million.

2025 Special PRSU Grant
During 2025, a special grant of PRSUs (Special 2025 PRSUs) was made that will vest upon meeting certain performance criteria. The number of units earned is based on achievement of specified stock price goals that can be achieved over a 6-year period (Performance Period) beginning on August 13, 2025 (Grant Date). The Special 2025 PRSUs will be earned if our volume-weighted average closing price (VWAP) over a trailing consecutive 60-day period during the Performance Period meets or exceeds the stock price performance goals below:

•Approximately 1/3 of the Special 2025 PRSUs will be earned if our VWAP equals or exceeds $30.00;
•an additional 1/3 of the Special 2025 PRSUs will be earned if our VWAP equals or exceeds $35.00; and
•the final 1/3 of the Special 2025 PRSUs will be earned if our VWAP equals or exceeds $40.00.

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

The fair value of the Special 2025 PRSUs was measured on the grant date using a Monte Carlo simulation model utilizing several key assumptions, including the following:

Expected share price volatility	63.7%
Risk-free rate of return	3.8%

The expense attribution periods for the Special 2025 PRSUs will coincide with the explicit service periods of 2.4 and 3.4 years beginning August 13, 2025 and ending January 3, 2028 and January 3, 2029, respectively. As of December 31, 2025, the first stock price performance goal representing approximately one-third of the Special 2025 PRSUs had been achieved. In January 2026 the second and third performance goals were achieved, representing the remaining two-thirds of the Special 2025 PRSU award.

Stock Options
Stock option activity was as follows (in thousands, except weighted-average exercise prices):

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	859	$1.43	1.98	$7,783
Options exercised	(246)	1.14		3,419
Options canceled	(2)	5.38
Outstanding, December 31, 2025	611	1.53	1.37	21,964
Options exercisable at December 31, 2025	611	1.53	1.37	21,964
Options vested as of December 31, 2025, and expected to vest after December 31, 2025	611	1.53	1.37	21,964

Total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $3.4 million, $5.7 million and $4.2 million, respectively. We received proceeds of $0.3 million, $0.5 million and $0.6 million from the exercise of options for each of the years ended December 31, 2025, 2024 and 2023, respectively.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (ESPP) was as follows:

Year Ended December 31, 2025
Shares issued (in thousands)	296
Weighted-average per share purchase price	$9.77
Weighted-average per share discount from the fair value of our common stock on date of issuance	$1.72

As of December 31, 2025, there were 5.2 million shares available for grant under the ESPP.

Stock-Based Compensation

Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$2,470	$2,438	$2,406
Research and development	9,281	7,505	9,866
Sales, general and administrative	21,660	15,018	13,560
	$33,411	$24,961	$25,832

Unrecognized Compensation Costs
As of December 31, 2025, total unrecognized stock-based compensation was $82.7 million, which will be recognized over an average expected recognition period of 2.4 years.

Note 17 - 401(k) Plan
We have a 401(k) Profit Sharing Plan and Trust (the Plan). Participation in the Plan is voluntary and is available to all employees. We may make discretionary matching contributions to the Plan. The match is recorded within the Cost of revenue and Operating expenses in the Consolidated Statements of Operations and was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
401(k) match	$1,720	$1,282	$1,268

Note 18 - Segment Information

Overview

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. We organize our business segments based on the nature of products and services offered.
Laser Products
This segment includes high-power semiconductor lasers and fiber lasers that are typically integrated into laser systems or manufacturing tools built by our customers. We also make high energy continuous wave (CW) and pulsed fiber lasers, fiber amplifiers, and beam combination and control systems for use in high-energy laser (HEL) systems for directed energy and laser sensing systems used in a wide range of defense applications.
Advanced Development
This segment focuses on research, design, and prototyping of advanced and next-generation laser technologies, leveraging our expertise in high-power laser technology development, beam control, and advanced optics for the defense industry. This segment capabilities include the development of custom high-power fiber lasers and advanced beam combining technologies.
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

	Year Ended December 31, 2025
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$179,236	$82,094	$—	$261,330
Gross profit	70,252	10,181	(2,470)	77,963
Gross margin	39.2%	12.4%	NM*	29.8%

	Year Ended December 31, 2024
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$136,659	$61,889	$—	$198,548
Gross profit	31,094	4,363	(2,438)	33,019
Gross margin	22.8%	7.0%	NM*	16.6%

	Year Ended December 31, 2023
	Laser Products	Advanced Development	Corporate and Other	Totals
Revenue	$156,666	$53,255	$—	$209,921
Gross profit	44,891	3,628	(2,406)	46,113
Gross margin	28.7%	6.8%	NM*	22.0%
*NM = not meaningful
Corporate and Other consists of general and administrative overhead costs and unallocated expenses related to stock-based compensation and purchased intangible amortization, which are not used in evaluating the results of, or in the allocation of resources to, our reportable segments.

The geographic location of our long-lived assets, net, based on location of the assets, was as follows (in thousands):

	As of December 31,
	2025	2024
North America	$66,056	$68,637
Asia Pacific	1,687	3,983
EMEA	4,277	3,532
	$72,020	$76,152

Note 19 - Net Loss per Share

Basic and diluted net loss and the number of shares used for basic and diluted net loss calculations were the same for all periods presented because we were in a loss position.

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Restricted stock units and awards	3,064	989	933
Common stock options	638	1,105	1,448
	3,702	2,094	2,381

Note 20 - Subsequent Event
In February 2026, we completed an underwritten public offering in which we issued and sold 4.6 million shares of our common stock, resulting in gross proceeds of $201.3 million. The aggregate number of shares of common stock offered in the offering included 0.6 million shares of common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. Net proceeds after the underwriting discount were $192.2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures, in design and operation, were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which appears in this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following director and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 8, 2025, James Nias, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,808 shares of our common stock and the shares of our common stock to be acquired through the ESPP during 2026. This trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 11, 2026, or earlier if all transactions under the trading arrangement are completed.

On December 11, 2025, Raymond Link, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 25,404 shares of our common stock. This trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 10, 2027, or earlier if all transactions under the trading arrangement are completed.

During our last fiscal quarter ended December 31, 2025, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2025.

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

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38462	3.1	May 25, 2018
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-38462	3.2	May 5, 2023
4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-224055	4.1	April 16, 2018
4.2	Description of the Registrant's Securities	10-K	001-38462	4.2	February 27, 2023
10.1	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-224055	10.1	April 16, 2018
10.2+	2001 Stock Option Plan, as amended, and related form agreements	S-1	333-224055	10.2	March 30, 2018
10.3+	2018 Equity Incentive Plan and related form agreements	S-1/A	333-224055	10.3	April 16, 2018
10.4+	2018 Employee Stock Purchase Plan and related form agreements	S-1/A	333-224055	10.4	April 16, 2018
10.5+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement	8-K	001-38462	10.1	June 4, 2018
10.6+	2018 Equity Incentive Plan-Form of Restricted Stock Award Agreement (Performance-Based)	8-K	001-38462	10.2	June 4, 2018
10.7+	2018 Equity Incentive Plan-Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.3	June 4, 2018
10.8+	2018 Equity Incentive Plan—Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.1	July 8, 2022
10.9+	2018 Equity Incentive Plan-Form of Restricted Stock Unit Agreement (Performance-Based)	8-K	001-38462	10.1	August 15, 2025
10.10+	2018 Executive Incentive Compensation Plan	S-1	333-224055	10.5	March 30, 2018
10.11+	Amended and Restated Employment Agreement, dated August 13, 2025, by and between the registrant and Scott Keeney	8-K	001-38462	10.2	August 15, 2025
10.12+	Employment Agreement, dated August 31, 2020, by and between the registrant and Joseph Corso	10-K	001-38462	10.11	February 28, 2022
10.13	Amended and Restated Loan and Security Agreement, dated March 28, 2018, by and between the registrant and Pacific Western Bank	S-1	333-224055	10.10	March 30, 2018
10.14	First Amendment to Amended and Restated Loan and Security Agreement, dated July 18, 2018, by and between the registrant and Pacific Western Bank	10-Q	001-38462	10.1	August 10, 2018
10.15	Second Amended and Restated Loan and Security Agreement, dated September 24, 2018, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 27, 2018
10.16	First Amendment to Second Amended and Restated Loan and Security Agreement, dated November 14, 2019, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	November 14, 2019
10.17	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated May 27, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	10-Q	003-38462	10.1	November 5, 2021
10.18	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated September 24, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	8-K	001-38462	10.1	September 28, 2021
10.19	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 6, 2021, by and between nLIGHT, Inc. and Pacific Western Bank	10-K	001-38462	10.19	February 28, 2022

Exhibit Number		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, effective as of September 24, 2024, by and between nLIGHT, Inc. and Banc of California (f/k/a Pacific Western Bank)	8-K	001-38462	10.1	September 27, 2024
10.21	North Park Industrial Center Amended and Restated Lease Agreement, dated April 1, 2010, by and between the registrant and Dutton Aspen LLC (as successor in interest to Aspen North Park L.L.C.), as amended by the First Amendment to Lease, dated June 18, 2012 and the Second Amendment to Lease, dated August 1, 2016	S-1	333-224055	10.12	March 30, 2018
10.22	Lease Agreement, dated July 3, 2014, by and between Nutronics, Inc. and Longmont Diagonal Investments, LP, as amended by the First Amendment to Lease, dated as of August 4, 2016, and the Second Amendment to Lease, dated as of November 2, 2016	10-K	001-38462	10.21	March 9, 2020
10.23	Purchase and Sale Agreement with Joint Closing Instructions between nLIGHT, Inc. and Sharp Electronics Corporation, dated March 13, 2020	8-K	001-38462	10.1	March 16, 2020
10.24	Third Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, dated June 1, 2020	10-Q	001-38462	10.2	August 6, 2020
10.25	Third Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated July 1, 2020	10-Q	001-38462	10.3	August 6, 2020
10.26	Fourth Amendment to Lease, by and between nLIGHT, Inc. and Dutton Aspen LLC, effective June 2, 2020	10-Q	001-38462	10.2	November 6, 2020
10.27	Fourth Amendment to Lease, by and between Nutronics, Inc. and GCC Longmont Holdings, Limited Partnership, dated November 3, 2020	10-Q	001-38462	10.3	November 6, 2020
19.1	Insider Trading Policy	10-K	001-38462	19.1	February 28, 2025
21.1	List of Subsidiaries of Registrant	10-K	001-38462	21.1	February 28, 2025
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	nLIGHT Inc. Compensation Recovery Policy	10-K	001-38462	97.1	February 26, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
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

NLIGHT, INC.

Date: February 27, 2026	By:	/s/ SCOTT KEENEY
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SCOTT KEENEY	President, Chief Executive Officer and Chairman (Principal Executive Officer)
Scott Keeney		February 27, 2026
/s/ JOSEPH CORSO	Chief Financial Officer (Principal Financial Officer)
Joseph Corso		February 27, 2026
/s/ JAMES NIAS	Chief Accounting Officer (Principal Accounting Officer)
James Nias		February 27, 2026
/s/ BANDEL CARANO	Director
Bandel Carano		February 27, 2026
/s/ BILL GOSSMAN	Director
Bill Gossman		February 27, 2026
/s/ GERALD HAINES	Director
Gerald Haines		February 27, 2026
/s/ MARK HARTMAN	Director
Mark Hartman		February 27, 2026
/s/ RAYMOND LINK	Director
Raymond Link		February 27, 2026
/s/ GARY LOCKE	Director
Gary Locke		February 27, 2026
/s/ GEOFFREY MOORE	Director
Geoffrey Moore		February 27, 2026
/s/ CAMILLE NICHOLS	Director
Camille Nichols		February 27, 2026