Form 10-Q
period 2026-03-31
NLIGHT, INC.
filed 2026-05-08
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of May 6, 2026, the Registrant had 56,408,709 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$298,211	$98,699
Marketable securities	34,383	34,934
Accounts receivable, net of allowances of $513 and $520	48,105	50,836
Inventory	43,864	45,407
Prepaid expenses and other current assets	21,502	13,314
Total current assets	446,065	243,190
Restricted cash	322	322
Lease right-of-use assets	14,266	15,020
Property, plant and equipment, net	40,897	42,114
Goodwill	12,432	12,448
Other assets, net	1,717	2,116
Total assets	515,699	315,210

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	19,125	20,890
Accrued liabilities	16,929	19,052
Deferred revenues	4,093	1,489
Current portion of lease liabilities	2,902	2,776
Line of credit	20,000	20,000
Total current liabilities	63,049	64,207
Non-current income taxes payable	5,991	5,902
Long-term lease liabilities	12,681	13,431
Other long-term liabilities	4,741	4,921
Total liabilities	86,462	88,461
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 56,406 and 51,163 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	17	16
Additional paid-in capital	780,482	578,360
Accumulated other comprehensive loss	(3,344)	(3,064)
Accumulated deficit	(347,918)	(348,563)
Total stockholders’ equity	429,237	226,749
Total liabilities and stockholders’ equity	515,699	315,210

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Products	$58,202	$35,678
Development	21,979	15,990
Total revenue	80,181	51,668
Cost of revenue:
Products	32,810	23,724
Development	20,858	14,145
Total cost of revenue	53,668	37,869
Gross profit	26,513	13,799
Operating expenses:
Research and development	11,846	11,374
Sales, general, and administrative	15,091	12,035
Restructuring	295	—
Total operating expenses	27,232	23,409
Loss from operations	(719)	(9,610)
Other income:
Interest income	1,562	1,688
Interest expense	(300)	(48)
Other income, net	155	14
Income (loss) before income taxes	698	(7,956)
Income tax expense	53	137
Net income (loss)	$645	$(8,093)
Net income (loss) per share, basic	$0.01	$(0.16)
Net income (loss) per share, diluted	$0.01	$(0.16)
Shares used in per share calculations:
Basic	54,121	49,093
Diluted	59,975	49,093

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$645	$(8,093)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(240)	326
Change in unrealized gains on available-for-sale securities	(38)	(725)
Comprehensive income (loss)	$365	$(8,492)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2025	51,163	$16	$578,360	$(3,064)	$(348,563)	$226,749
Net income	—	—	—	—	645	645
Proceeds from follow-on offering, net of underwriting discount and offering costs	4,574	1	191,274	—	—	191,275
Issuance of common stock pursuant to exercise of stock options	122	—	150	—	—	150
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	547	—	(190)	—	—	(190)
Stock-based compensation	—	—	10,886	—	—	10,886
Change in unrealized gains on available-for-sale securities	—	—	—	(38)	—	(38)
Cumulative translation adjustment, net of tax	—	—	2	(242)	—	(240)
Balance, March 31, 2026	56,406	$17	$780,482	$(3,344)	$(347,918)	$429,237

	Three Months Ended March 31, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	48,948	$16	$544,842	$(3,332)	$(325,096)	$216,430
Net loss	—	—	—	—	(8,093)	(8,093)
Issuance of common stock pursuant to exercise of stock options	148	—	121	—	—	121
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	339	—	(1,356)	—	—	(1,356)
Stock-based compensation	—	—	6,056	—	—	6,056
Unrealized gains on available-for-sale securities	—	—	—	(725)	—	(725)
Cumulative translation adjustment, net of tax	—	—	—	326	—	326
Balance, March 31, 2025	49,435	$16	$549,663	$(3,731)	$(333,189)	$212,759

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net Income (loss)	$645	$(8,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,158	3,172
Amortization	211	498
Reduction in carrying amount of right-of-use assets	723	(473)
Provision for losses on (recoveries of) accounts receivable	(9)	(466)
Stock-based compensation	10,886	6,056
Deferred income taxes	(3)	(3)
Loss on disposal of property, plant and equipment	24	62
Accrued interest earned on marketable securities	(231)	(227)
Non-cash restructuring charges	295	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,736	(768)
Inventory	1,343	(2,811)
Prepaid expenses and other current assets	(8,165)	(959)
Other assets, net	189	502
Accounts payable	(1,637)	2,018
Accrued and other long-term liabilities	(2,528)	1,693
Deferred revenues	2,610	(736)
Lease liabilities	(594)	450
Non-current income taxes payable	30	65
Net cash provided by (used in) operating activities	9,683	(20)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,113)	(2,281)
Purchase of marketable securities	(34,173)	(34,288)
Proceeds from maturities and sales of marketable securities	34,918	34,136
Net cash used in investing activities	(1,368)	(2,433)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and offering costs	191,275	—
Proceeds from line of credit	—	20,000
Proceeds from stock option exercises	150	121
Tax payments related to stock award issuances	(190)	(1,356)
Net cash provided by financing activities	191,235	18,765
Effect of exchange rate changes on cash	(38)	56
Net increase in cash, cash equivalents, and restricted cash	199,512	16,368
Cash, cash equivalents, and restricted cash, beginning of period	99,021	66,088
Cash, cash equivalents, and restricted cash, end of period	$298,533	$82,456
Supplemental disclosures:
Cash paid for interest, net	$288	$12
Operating cash outflows from operating leases	797	855
Right-of-use assets obtained in exchange for lease liabilities	(32)	1,188
Accrued purchases of property, equipment and patents	222	337
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$298,211	$82,196
Restricted cash	322	260
Total cash, cash equivalents, and restricted cash	$298,533	$82,456
See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation and New Accounting Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements of nLIGHT, Inc. and our wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The unaudited financial information reflects, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the three months ended March 31, 2026, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

New Accounting Pronouncements

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

ASU 2025-10
In December 2025, the FASB issued ASU 2025‑10 related to government grants received by business entities. The amendments in this update establish recognition, measurement, presentation, and disclosure guidance for government grants and require such grants to be recognized only when it is probable that the entity will comply with the related conditions and that the grant will be received. The amendments in this update are effective for annual periods beginning after December 15, 2028. We are evaluating the amendments and expect to adopt the guidance when it becomes effective. We do not expect the amendments to have a material effect on our financial position, results of operations, or cash flows.

ASU 2025-11
In December 2025, the FASB issued ASU 2025-11 related to interim reporting. The amendments in this update clarifies and streamlines interim reporting disclosure requirements. The amendments are effective for interim reporting periods within fiscal years beginning after December 15, 2027 for public business entities. We are evaluating the amendments and expect to adopt the guidance when it becomes effective. We do not expect the adoption of ASU 2025‑11 to have a material impact on our financial position, results of operations or cash flows.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of March 31, 2026, we had
$1.4 million of performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions. We expect to recognize 96% of these performance obligations by the end of 2026 and the remainder by the end of 2027.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended March 31,
	2026	2025
Aerospace and Defense	55,127	32,706
Industrial	12,025	8,856
Microfabrication	13,029	10,106
	$80,181	$51,668

Sales by Geography

	Three Months Ended March 31,
	2026	2025
North America	$59,255	$36,085
Asia Pacific	11,872	9,128
EMEA(1)	9,054	6,455
	$80,181	$51,668
(1) EMEA consists of Europe, the Middle East, and Africa.

Sales by Timing of Revenue

	Three Months Ended March 31,
	2026	2025
Point in time	$57,008	$35,680
Over time	23,173	15,988
	$80,181	$51,668

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		March 31, 2026	December 31, 2025
Contract assets	Prepaid expenses and other current assets	$17,539	$6,188
Contract liabilities	Deferred revenues and other long-term liabilities	7,502	5,566

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

During the three months ended March 31, 2026, we recognized revenue of $1.7 million that was included in the deferred revenues balance at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended March 31,
	2026	2025
U.S. Government*	36%	35%
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of March 31, 2026, two customers accounted for a total of 32% of our net customer receivables. No other customers accounted for 10% or more of net customer receivables at this date. As of December 31, 2025, no customer accounted for 10% or more of our net customer receivables.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$123,973	$—	$—	$123,973
Commercial paper	1,477	—	—	1,477
	125,450	—	—	125,450
Marketable Securities:
U.S. treasuries	34,383	—	—	34,383
Total	$159,833	$—	$—	$159,833

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$22,761	$—	$—	$22,761
Commercial paper	2,232	—	—	2,232
	24,993	—	—	24,993
Marketable Securities:
U.S. treasuries	34,934	—	—	34,934
Total	$59,927	$—	$—	$59,927

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

Inventory consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Raw materials	$22,842	$23,064
Work in process and semi-finished goods	17,952	19,408
Finished goods	3,070	2,935
	$43,864	$45,407

Note 6 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	March 31, 2026	December 31, 2025
Automobiles	3	$64	$64
Computer hardware and software	3 - 5	9,436	9,399
Manufacturing and lab equipment	2 - 7	85,139	83,547
Office equipment and furniture	5 - 7	1,695	1,774
Leasehold and building improvements	2 - 12	35,163	34,861
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		144,288	142,436
Accumulated depreciation		(103,391)	(100,322)
		$40,897	$42,114

Note 7 - Goodwill

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2025	$2,200	$10,248	$12,448
Currency exchange rate adjustment	(16)	—	(16)
Balance, March 31, 2026	$2,184	$10,248	$12,432

Note 8 - Line of Credit
We have a $40.0 million revolving line of credit (LOC) with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 5.75% on the LOC at March 31, 2026 is based on the Prime Rate, minus a margin based on our liquidity levels.

As of March 31, 2026, $20.0 million was outstanding on the LOC and we were in compliance with all covenants.
Interest expense on the LOC was $0.3 million for the three months ended March 31, 2026.The remaining $20.0 million unused portion of the LOC is available for borrowing

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accrued payroll and benefits	$12,518	$14,845
Product warranty, current	3,155	3,147
Other accrued expenses	1,256	1,060
	$16,929	$19,052

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Product warranty liability, beginning	$4,263	$3,473
Warranty charges incurred, net	(540)	(712)
Provision for warranty charges, net of adjustments	501	1,049
Product warranty liability, ending	4,224	3,810
Less: current portion of product warranty liability	(3,155)	(2,714)
Non-current portion of product warranty liability	$1,069	$1,096

Note 11 - Stockholders' Equity and Stock-Based Compensation

Public Offering
In February 2026, we completed an underwritten public offering in which we issued and sold 4.6 million shares of our common stock, resulting in gross proceeds of $201.3 million. The aggregate number of shares of common stock offered in the offering included 0.6 million shares of common stock sold pursuant to the full exercise of the underwriters' option to purchase additional shares. Net proceeds after the underwriting discount and offering costs were $191.3 million.

Restricted Stock Units
Restricted stock unit (RSU) activity under our equity incentive plan was as follows:

	Number of Restricted Stock Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2025	1,801	$14.69
Granted	13	46.97
Vested	(550)	14.02
Forfeited	(14)	14.71
Balance, March 31, 2026	1,250	15.32

The total fair value of RSUs vested during the three months ended March 31, 2026, was $7.7 million. RSUs vest over time subject to the employee's continuing service.

Market-Based Performance Restricted Stock Units
Performance restricted stock units (PRSUs) were granted in 2025, 2024, and 2023 and will vest upon meeting certain performance criteria. No PRSUs were granted, forfeited, or vested during the three months ended March 31, 2026.

As of March 31, 2026, there were approximately 3.6 million PRSU awards outstanding.

Stock Options
The following table summarizes our stock option activity during the three months ended March 31, 2026:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2025	611	$1.53	1.4	$21,964
Options exercised	(122)	1.34
Outstanding, March 31, 2026	489	1.58	1.2	27,063
Options exercisable at March 31, 2026	489	1.58	1.2	27,063
Options vested as of March 31, 2026, and expected to vest after March 31, 2026	489	1.58	1.2	27,063

Total intrinsic value of options exercised for the three months ended March 31, 2026 and 2025, was $6.3 million and $1.3 million, respectively. We received proceeds of $0.2 million and $0.1 million from the exercise of options for the three months ended March 31, 2026 and 2025, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$1,054	$570
Research and development	2,261	1,784
Sales, general and administrative	7,571	3,702
	$10,886	$6,056

Unrecognized Compensation Costs
As of March 31, 2026, total unrecognized stock-based compensation was $72.2 million, which will be recognized over an average expected recognition period of 2.2 years.

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Legal Matters
From time to time, we may be subject to various legal proceedings and claims in the ordinary course of business. As of March 31, 2026 we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.4 to 9.2 years, and some leases include options to extend up to 10 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.2 to 4.8 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 6 years as of March 31, 2026, and the weighted-average discount rate was 5.1%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease expense:
Operating lease expense	$1,082	$816
Short-term lease expense	137	44
Variable and other lease expense	336	273
	$1,555	$1,133

Future minimum payments under our non-cancelable lease obligations were as follows as of March 31, 2026 (in thousands):

2026	$3,576
2027	3,234
2028	2,443
2029	1,935
2030	1,975
Thereafter	5,110
Total minimum lease payments	18,273
Less: interest	(2,690)
Present value of net minimum lease payments	15,583
Less: current portion of lease liabilities	(2,902)
Total long-term lease liabilities	$12,681

Note 14 - Restructuring
Restructuring charges in the first quarter of 2026 consist of lease exit and termination costs related to excess manufacturing space as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Other	295	—
Total restructuring charges	$295	$—
Restructuring accruals and payments were as follows (in thousands):

Accrued restructuring charges at December 31, 2024	$1,122
Restructuring charges	2,348
Cash payments	(2,045)
Non-cash settlements	(1,207)
Accrual at December 31, 2025	218
Restructuring charges	295
Cash payments	(135)
Accrual at March 31, 2026	$378
The restructuring accrual was included as a component of Accrued Liabilities on our Consolidated Balance Sheets. All of the restructuring charges recorded in 2026 were attributable to the Laser Products segment.

Note 15 - Segment Information
We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment. We organize our business segments based on the nature of products and services offered.

Laser Products
This segment includes the design, development, production and integration of high-power semiconductor lasers and fiber lasers and related components, modules and subsystems that are typically integrated into laser systems or manufacturing tools built by us or our customers for use in a range of commercial and defense applications. This segment also includes fiber amplifiers and beam combination and control systems for use in high-energy laser (HEL) systems in directed energy applications, and laser sensing products used in a wide range of defense applications.

Advanced Development
This segment focuses on technology integration as well as research, design, and prototyping of next-generation laser technologies for the defense industry, including the development of custom high-power fiber lasers and advanced beam combining technologies.

Segment Financial Data
Our Chief Executive Officer serves as the chief operating decision maker (CODM) and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM uses revenue, gross profit, and gross margin to evaluate each segment's performance by comparing the metrics to historical results and previously forecasted financial information. Segment gross profit is the primary measure of segment profit or loss, and cost of revenue is the only significant expense category, and therefore we have no other segment items. In addition, our CODM does not evaluate operating segments using asset or liability information. The following table summarizes the operating results by reportable segment for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026			2025
	Laser Products	Advanced Development	Total	Laser Products	Advanced Development	Total
Revenue	$58,202	$21,979	$80,181	$35,678	$15,990	$51,668
Cost of revenue	(32,220)	(20,394)		(23,154)	(14,145)
Segment gross profit	$25,982	$1,585	$27,567	$12,524	$1,845	$14,369
Segment gross margin	44.6%	7.2%		35.1%	11.5%
Other cost of revenue			1,054			570
Gross profit			26,513			13,799
Total operating expenses			(27,232)			(23,409)
Interest income			1,562			1,688
Interest expense			(300)			(48)
Other income, net			155			14
Income (loss) before income taxes			$698			$(7,956)

Other cost of revenue consists of stock-based compensation expense, which is not used in evaluating the results of, or in the allocation of resources to, our reportable segments.

There have been no material changes to the geographic locations of our long-lived assets, net, based on the location of the assets, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Note 16 - Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.

Diluted income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per common share.

The following table reconciles the shares used in calculating basic net income (loss) per share and diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted-average shares used in computing basic net income (loss) per share	54,121	49,093
Add potentially dilutive securities
Restricted stock units	5,312	—
Common stock options	542	—
Weighted-average shares used in computed diluted net income (loss) per share	59,975	49,093
The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted stock units	—	869
Common stock options	—	676
	—	1,545

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

Overview

nLIGHT, Inc. is a leading provider of high‑power lasers for mission-critical directed energy, optical sensing, and advanced manufacturing applications. We design, develop, manufacture, integrate and sell a range of high-power semiconductor lasers and fiber lasers and related components, modules and subsystems that are typically integrated into laser systems or manufacturing tools built by us or our customers. We also make high energy pulsed fiber lasers, fiber amplifiers, and beam combination and control systems for use in high-energy laser systems for directed energy and laser sensing systems for use in a wide range of commercial and defense applications. Our long history of commercial technology development and vertical integration enables us to develop products that leverage the same underlying technology across a variety of applications and markets, thereby enabling us to leverage the development of shared technologies in unique combinations to offer innovative and reliable products to customers in each of our end markets. We sell our products into three primary end markets: Aerospace and Defense, Industrial, and Microfabrication.

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment.

Revenues increased to $80.2 million in the three months ended March 31, 2026 compared to $51.7 million in the same period in 2025 due primarily to an increase in both product and development revenue from the Aerospace and

Defense end market. We generated net income of $0.6 million for the three months ended March 31, 2026 compared to a net loss of $8.1 million for the same period in 2025.

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

Global Economic Conditions

A portion of our sales are generated from products manufactured outside the United States and we sell our products globally. Changing trade dynamics, including changes in tariffs and export regulations, could disrupt our supply chain, disrupt customer sales, and increase input costs. We continue to monitor macroeconomic trends, global inflationary pressures, and uncertainties related to international trade policy, including tariff actions and regulatory shifts. For instance, in February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). In March 2026, the U.S. Court of International Trade Court issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. We are currently evaluating the impact of this decision on our business, as the ultimate timing and amount of any potential refunds is uncertain and subject to further legal and regulatory developments.

Changes in global economic conditions and tariffs on goods to and from the U.S. did not have a material impact on our financial results in the three months ended March 31, 2026. However, changes in global economic conditions and uncertainty related to tariffs could increase our operational complexity, and have a negative impact on revenue and profitability in the future.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended March 31,
	2026	2025
Revenue:
Products	72.6%	69.1%
Development	27.4	30.9
Total revenue	100.0	100.0
Cost of revenue:
Products	40.9	45.9
Development	26.0	27.4
Total cost of revenue	66.9	73.3
Gross profit	33.1	26.7
Operating expenses:
Research and development	14.8	22.0
Sales, general, and administrative	18.8	23.3
Restructuring	0.4	—
Total operating expenses	34.0	45.3
Loss from operations	(0.9)	(18.6)
Other income:
Interest income	1.9	3.3
Interest expense	(0.4)	(0.1)
Other income, net	0.3	—
Income (loss) before income taxes	0.9	(15.4)
Income tax expense	0.1	0.3
Net income (loss)	0.8%	(15.7)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2026	% of Revenue	2025	% of Revenue	$	%
Aerospace and Defense	$55,127	68.8%	$32,706	63.3%	$22,421	68.6%
Microfabrication	13,029	16.2	10,106	19.6	2,923	28.9
Industrial	12,025	15.0	8,856	17.1	3,169	35.8
	$80,181	100.0%	$51,668	100.0%	$28,513	55.2%

The increase in revenue from the Aerospace and Defense market for the three months ended March 31, 2026 compared to the same period in 2025 was driven by increased unit sales of directed energy laser products across all regions and progress on existing development contracts. The increase in revenue from the Microfabrication market for the three months ended March 31, 2026 compared to the same period in 2025 was primarily attributable to increased unit sales of semiconductor lasers in all regions. The increase in revenue from the Industrial markets for the three months ended March 31, 2026 compared to the same period in 2025 was the result of increased unit sales of additive fiber lasers in North America, partially offset by decreased unit sales of other industrial laser products.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2026	% of Revenue	2025	% of Revenue	$	%
Laser Products	$58,202	72.6%	$35,678	69.1%	$22,524	63.1%
Advanced Development	21,979	27.4	15,990	30.9	5,989	37.5
	$80,181	100.0%	$51,668	100.0%	$28,513	55.2%

The increase in Laser Products revenue for the three months ended March 31, 2026 compared to the same period in 2025 was the result of increased units sales across all end markets. The increase in Advanced Development revenue for the three months ended March 31, 2026 compared to the same period in 2025 was driven by progress on existing research and development contracts. All Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change
	2026	% of Revenue	2025	% of Revenue	$	%
North America	$59,255	73.9%	$36,085	69.8%	$23,170	64.2%
Asia Pacific	11,872	14.8	9,128	17.7	2,744	30.1
EMEA(1)	9,054	11.3	6,455	12.5	2,599	40.3
	$80,181	100.0%	$51,668	100.0%	$28,513	55.2%
(1) EMEA consists of Europe, the Middle East, and Africa.

Geographic revenue information is based on the location to which we ship our products. The increase in North America Revenue for the three months ended March 31, 2026 was due to increased revenue across all end markets, with revenue from the Aerospace and Defense market representing most of the increase. The increases in Asia Pacific and EMEA revenues for the three months ended March 31, 2026 compared to the same period in 2025 were the result of increased revenues from the Aerospace and Defense and Microfabrication markets, partially offset by decreased revenue from the Industrial market.

Cost of Revenues and Gross Margin

Products cost of revenue consists primarily of manufacturing materials, labor, shipping and handling costs, duties, and manufacturing-related overhead. We order materials and supplies based on backlog and forecasted customer orders. We expense all warranty costs and inventory provisions as cost of revenues.

Development cost of revenue consists primarily of materials, labor, subcontracting costs, and an allocation of indirect costs including overhead and general and administrative.

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026			2025
	Products	Development	Total	Products	Development	Total
Gross profit	$25,392	$1,121	$26,513	$11,954	$1,845	$13,799
Gross margin	43.6%	5.1%	33.1%	33.5%	11.5%	26.7%

The increase in products gross margin for the three months ended March 31, 2026 compared to the same period in 2025 was driven primarily by sales mix and the impact of increased production volumes on fixed manufacturing costs due to the overall increase in sales. The decrease in development gross margin for the three months ended March 31, 2026 compared to the same period in 2025 was primarily the result of an increase in revenue from cost-plus fixed fee (CPFF) contracts relative to firm fixed price (FFP) contracts. CPFF contracts generally have a lower average gross margin than FFP contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended March 31,		Change
	2026	2025	$	%
Research and development	$11,846	$11,374	$472	4.1%

The increase in research and development expense for the three months ended March 31, 2026 compared to the same period in 2025 was driven by an increase in stock-based compensation of $0.5 million, an increase in employee compensation due to an increase in headcount, partially offset by a decrease in project-related expenses.

Sales, General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	$	%
Sales, general, and administrative	$15,091	$12,035	$3,056	25.4%

The increase in sales, general and administrative expense for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to an increase in stock-based compensation of $3.9 million and an increase in employee compensation, partially offset by a higher allocation of costs from sales, general and administrative to development projects, and decrease in bad debt recoveries.

Interest Income

	Three Months Ended March 31,		Change
	2026	2025	$	%
Interest income	$1,562	$1,688	$(126)	(7.5)%

The decrease in interest income, for the three months ended March 31, 2026 compared to the same period in 2025 was driven primarily by a decrease in income earned from marketable securities, partially offset by an increase in income earned from cash equivalents.

Interest income is primarily earned from our marketable securities (U.S. treasuries), recognized using the effective yield method, and cash equivalents (money market securities).

Interest (expense)

	Three Months Ended March 31,		Change
	2026	2025	$	%
Interest expense	$(300)	$(48)	$(252)	525.0%

The increase in interest (expense), for the three months ended March 31, 2026 compared to the same period in 2025 was driven primarily by an increase in interest expense on line of credit (LOC). Interest expense on the LOC for the three months ended March 31, 2025 was immaterial due to the timing of the draw.

Other Income, net

	Three Months Ended March 31,		Change
	2026	2025	$	%
Other income, net	$155	$14	$141	1,007.1%

Other income, net is primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
Income tax expense	$53	$137	$(84)	(61.3)%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, Austria, China and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability, we continue to maintain a full valuation allowance on deferred tax assets in the United States, and a partial valuation allowance in China as of March 31, 2026. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

The decrease in income tax expense for the three months ended March 31, 2026, compared to the same period in 2025 was driven by a decrease in income from our foreign operations. Our tax expense is dependent on the geographic mix of earnings and primarily related to our foreign operations.

Liquidity and Capital Resources

We had cash and cash equivalents and restricted cash of $298.5 million and $99.0 million as of March 31, 2026 and December 31, 2025, respectively. In addition, we had marketable securities of $34.4 million and $34.9 million at March 31, 2026 and December 31, 2025, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities increased by $199.0 million from December 31, 2025 to March 31, 2026.

For the three months ended March 31, 2026, our principal sources of liquidity was from our public offering and cash collected from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$9,683	$(20)
Net cash used in investing activities	(1,368)	(2,433)
Net cash provided by financing activities	191,235	18,765
Effect of exchange rate changes on cash	(38)	56
Net increase in cash, cash equivalents and restricted cash	$199,512	$16,368

Net Cash Provided by Operating Activities

During the three months ended March 31, 2026, net cash provided by operating activities was $9.7 million, which was the result of $0.6 million net income and non-cash expenses totaling $15.1 million related primarily to depreciation, amortization, and stock-based compensation, offset by cash used in net working capital of $6.0 million. The cash used in net working capital in the three months ended March 31, 2026 was driven by $8.2 million increase in prepaid expenses and other current assets, $2.5 million decrease in accrued and other long-term liabilities, $1.6 million decrease in accounts payable, and $0.6 million decrease in lease liabilities. The uses of cash were offset by a $2.7 million decrease in accounts receivable, $2.6 million increase in deferred revenues, $1.3 million decrease in inventory, and $0.2 million decrease in other assets, net.

Net Cash Used in Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $1.4 million, which was driven by net capital expenditures of $2.1 million, offset by the net proceeds from maturities and sales of marketable securities of $0.7 million.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $191.2 million, which consisted of proceeds from our public offering, net of underwriting discounts and offering costs, of $191.3 million and proceeds from stock option exercises of $0.2 million, offset by tax payments related to stock award issuances of $0.2 million.

Credit Facilities

We have a $40.0 million revolving LOC with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants, including a minimum total cash covenant, and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 5.75% on the LOC at March 31, 2026 is based on the Prime Rate, minus a margin based on our liquidity levels.

As of March 31, 2026, $20.0 million was outstanding on the LOC and we were in compliance with all covenants. The remaining $20.0 million unused portion of the LOC is available for borrowing.

Contractual Obligations

There have been no material changes to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in Part II of our Annual

Report on Form 10-K for the year ended December 31, 2025. Other than with respect to the variable interest rate on our LOC due to our draw of $20.0 million on our LOC with Banc of California, our exposure to market risk has not changed materially since December 31, 2025.

We are subject to interest rate risk in connection with the borrowings under our LOC. We have a $40.0 million revolving credit facility. As of March 31, 2026, we had $20.0 million outstanding under the LOC. Borrowings under the LOC bear interest at a per annum rate, depending on certain liquidity thresholds, ranging from the Prime Rate minus 1.0% to the Prime Rate. A 10% increase or decrease in interest rates would result in approximately a $0.1 million change in our obligations under the loan facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For risk factors related to our business, reference is made to Item 1A, "Risk Factors," contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Outside Director Compensation Policy					X
10.2	Amended 2018 Equity Incentive Plan and related form agreements					X
10.2	Amended and Restated Employment Agreement, dated August 13, 2025, by and between the registrant and Scott Keeney	8-K	001-38462	10.2	August 15, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
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

NLIGHT, INC.
(Registrant)

May 8, 2026	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

May 8, 2026	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

May 8, 2026	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)