Form 10-Q
period 2026-06-30
NLIGHT, INC.
filed 2026-08-07
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of August 5, 2026, the Registrant had 57,690,197 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$295,761	$98,699
Marketable securities	34,686	34,934
Accounts receivable, net of allowances of $488 and $520	46,825	50,836
Inventory	48,230	45,407
Prepaid expenses and other current assets	21,854	13,314
Total current assets	447,356	243,190
Restricted cash	322	322
Lease right-of-use assets	13,571	15,020
Property, plant and equipment, net	42,687	42,114
Goodwill	12,425	12,448
Other assets, net	1,228	2,116
Total assets	517,589	315,210

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	23,946	20,890
Accrued liabilities	17,289	19,052
Deferred revenues	10,725	1,489
Current portion of lease liabilities	2,787	2,776
Line of credit	—	20,000
Total current liabilities	54,747	64,207
Non-current income taxes payable	5,833	5,902
Long-term lease liabilities	12,056	13,431
Other long-term liabilities	5,050	4,921
Total liabilities	77,686	88,461
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 57,658 and 51,163 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	17	16
Additional paid-in capital	792,595	578,360
Accumulated other comprehensive loss	(3,452)	(3,064)
Accumulated deficit	(349,257)	(348,563)
Total stockholders’ equity	439,903	226,749
Total liabilities and stockholders’ equity	517,589	315,210

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Products	$59,363	$40,824	$117,565	$76,502
Development	23,228	20,911	45,207	36,901
Total revenue	82,591	61,735	162,772	113,403
Cost of revenue:
Products	34,929	25,105	67,739	48,829
Development	21,937	18,173	42,795	32,318
Total cost of revenue	56,866	43,278	110,534	81,147
Gross profit	25,725	18,457	52,238	32,256
Operating expenses:
Research and development	13,130	11,012	24,976	22,386
Sales, general, and administrative	16,162	11,681	31,253	23,716
Restructuring	—	—	295	—
Total operating expenses	29,292	22,693	56,524	46,102
Loss from operations	(3,567)	(4,236)	(4,286)	(13,846)
Other income:
Interest income	2,474	1,108	4,036	2,796
Interest expense	(204)	(388)	(504)	(436)
Other income (expense), net	33	(58)	188	(44)
Loss before income taxes	(1,264)	(3,574)	(566)	(11,530)
Income tax expense	75	17	128	154
Net loss	$(1,339)	$(3,591)	$(694)	$(11,684)
Net loss per share, basic and diluted	$(0.02)	$(0.07)	$(0.01)	$(0.24)
Shares used in per share calculations, basic and diluted	56,983	49,581	55,560	49,338

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(1,339)	$(3,591)	$(694)	$(11,684)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(105)	745	(345)	1,071
Change in unrealized gains on available-for-sale securities	(2)	(4)	(40)	(729)
Comprehensive loss	$(1,446)	$(2,850)	$(1,079)	$(11,342)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2026	56,406	$17	$780,482	$(3,344)	$(347,918)	$429,237
Net loss	—	—	—	—	(1,339)	(1,339)
Issuance of common stock pursuant to exercise of stock options	38	—	67	—	—	67
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	1,147	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	67	—	1,668	—	—	1,668
Stock-based compensation for equity-classified awards	—	—	10,377	—	—	10,377
Change in unrealized gains on available-for-sale securities	—	—	—	(2)	—	(2)
Cumulative translation adjustment, net of tax	—	—	1	(106)	—	(105)
Balance, June 30, 2026	57,658	$17	$792,595	$(3,452)	$(349,257)	$439,903

	Six Months Ended June 30, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2025	51,163	$16	$578,360	$(3,064)	$(348,563)	$226,749
Net loss	—	—	—	—	(694)	(694)
Proceeds from follow-on offering, net of underwriting discount and offering costs	4,574	1	191,274			191,275
Issuance of common stock pursuant to exercise of stock options	160	—	217	—	—	217
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	1,694	—	(190)	—	—	(190)
Issuance of common stock under the Employee Stock Purchase Plan	67	—	1,668	—	—	1,668
Stock-based compensation for equity-classified awards	—	—	21,263	—	—	21,263
Change in unrealized gains on available-for-sale securities	—	—	—	(40)	—	(40)
Cumulative translation adjustment, net of tax	—	—	3	(348)	—	(345)
Balance, June 30, 2026	57,658	$17	$792,595	$(3,452)	$(349,257)	$439,903

	Three Months Ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, March 31, 2025	49,435	$16	$549,663	$(3,731)	$(333,189)	$212,759
Net loss	—	—	—	—	(3,591)	(3,591)
Issuance of common stock pursuant to exercise of stock options	37	—	41	—	—	41
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	255	—	(1,705)	—	—	(1,705)
Issuance of common stock under the Employee Stock Purchase Plan	156	—	1,385	—	—	1,385
Stock-based compensation	—	—	6,371	—	—	6,371
Change in unrealized gains on available-for-sale securities	—	—	—	(4)	—	(4)
Cumulative translation adjustment, net of tax	—	—	—	745	—	745
Balance, June 30, 2025	49,883	$16	$555,755	$(2,990)	$(336,780)	$216,001

	Six Months Ended June 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	48,948	$16	$544,842	$(3,332)	$(325,096)	$216,430
Net loss	—	—	—	—	(11,684)	(11,684)
Issuance of common stock pursuant to exercise of stock options	185	—	162	—	—	162
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	594	—	(3,061)	—	—	(3,061)
Issuance of common stock under the Employee Stock Purchase Plan	156	—	1,385	—	—	1,385
Stock-based compensation	—	—	12,427	—	—	12,427
Change in unrealized gains on available-for-sale securities	—	—	—	(729)	—	(729)
Cumulative translation adjustment, net of tax	—	—	—	1,071	—	1,071
Balance, June 30, 2025	49,883	$16	$555,755	$(2,990)	$(336,780)	$216,001

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(694)	$(11,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,322	6,220
Amortization	382	865
Reduction in carrying amount of right-of-use assets	1,411	169
Provision for losses on (recoveries of) accounts receivable	(36)	(895)
Stock-based compensation	21,849	12,427
Deferred income taxes	9	23
Loss on disposal of property, plant and equipment	47	98
Accrued interest earned on marketable securities	(536)	(597)
Non-cash restructuring charges	50	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,039	(8,546)
Inventory	(2,974)	(6,949)
Prepaid expenses and other current assets	(8,496)	1,285
Other assets, net	499	955
Accounts payable	2,997	3,461
Accrued and other long-term liabilities	(2,180)	3,165
Deferred revenues	9,238	(1,132)
Lease liabilities	(1,327)	(252)
Non-current income taxes payable	(184)	(18)
Net cash provided by (used in) operating activities	30,416	(1,405)
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	443
Purchases of property, plant and equipment	(6,963)	(4,674)
Purchase of marketable securities	(34,173)	(34,288)
Proceeds from maturities and sales of marketable securities	34,918	34,136
Net cash used in investing activities	(6,218)	(4,383)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts	192,194	—
Public offering costs	(919)	—
Proceeds from line of credit	—	20,000
Repayments of line of credit	(20,000)	—
Proceeds from employee stock plan purchases	1,668	1,385
Proceeds from stock option exercises	217	162
Tax payments related to stock award issuances	(190)	(3,061)
Net cash provided by financing activities	172,970	18,486
Effect of exchange rate changes on cash	(106)	287
Net increase in cash, cash equivalents, and restricted cash	197,062	12,985
Cash, cash equivalents, and restricted cash, beginning of period	99,021	66,088
Cash, cash equivalents, and restricted cash, end of period	$296,083	$79,073
Supplemental disclosures:
Cash paid for interest, net	$486	$423
Operating cash outflows from operating leases	1,711	1,738
Right-of-use assets obtained in exchange for lease liabilities	(32)	1,222
Accrued purchases of property, equipment and patents	408	332
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$295,761	$78,812
Restricted cash	322	261
Total cash, cash equivalents, and restricted cash	$296,083	$79,073
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

Critical Accounting Policies
Our critical accounting policies have not materially changed during the six months ended June 30, 2026, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ASU 2025-11
In December 2025, the FASB issued ASU 2025-11 related to interim reporting. The amendments in this update clarify and streamline interim reporting disclosure requirements. The amendments are effective for interim reporting periods within fiscal years beginning after December 15, 2027 for public business entities. We are evaluating the amendments and expect to adopt the guidance when it becomes effective. We do not expect the adoption of ASU 2025‑11 to have a material impact on our financial position, results of operations or cash flows.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of June 30, 2026, we had
$1.5 million of performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions. We expect to recognize 75% of these performance obligations by the end of 2026 and the remainder by the end of 2027.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Aerospace and Defense	57,298	40,695	112,425	73,401
Industrial	12,042	9,746	24,067	18,602
Microfabrication	13,251	11,294	26,280	21,400
	$82,591	$61,735	$162,772	$113,403

Sales by Geography

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$59,498	$45,171	$118,753	$81,256
Asia Pacific	9,186	8,662	21,058	17,790
EMEA(1)	13,907	7,902	22,961	14,357
	$82,591	$61,735	$162,772	$113,403
(1) EMEA consists of Europe, the Middle East, and Africa.

Sales by Timing of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Point in time	$57,969	$40,774	$114,977	$76,454
Over time	24,622	20,961	47,795	36,949
	$82,591	$61,735	$162,772	$113,403

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		June 30, 2026	December 31, 2025
Contract assets	Prepaid expenses and other current assets	$15,804	$6,188
Contract liabilities	Deferred revenues and other long-term liabilities	16,254	5,566

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

During the three and six months ended June 30, 2026, we recognized revenue of $0.3 million and $1.9 million that was included in the deferred revenues balance at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. Government*	37%	39%	37%	37%
Raytheon Technologies	12%	(1)	11%	(1)
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government
(1) Represents less than 10% of total revenues.

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of June 30, 2026, one customer accounted for a total of 30% of our net customer receivables. No other customers accounted for 10% or more of net customer receivables at this date. As of December 31, 2025, no customer accounted for 10% or more of our net customer receivables.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$145,072	$—	$—	$145,072
Commercial paper	1,206	—	—	1,206
	146,278	—	—	146,278
Marketable Securities:
U.S. treasuries	34,686	—	—	34,686
Total	$180,964	$—	$—	$180,964

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$22,761	$—	$—	$22,761
Commercial paper	2,232	—	—	2,232
	24,993	—	—	24,993
Marketable Securities:
U.S. treasuries	34,934	—	—	34,934
Total	$59,927	$—	$—	$59,927

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

Inventory consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Raw materials	$28,092	$23,064
Work in process and semi-finished goods	17,833	19,408
Finished goods	2,305	2,935
	$48,230	$45,407

Note 6 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	June 30, 2026	December 31, 2025
Automobiles	3	$64	$64
Computer hardware and software	3 - 5	9,623	9,399
Manufacturing and lab equipment	2 - 7	88,095	83,547
Office equipment and furniture	5 - 7	1,779	1,774
Leasehold and building improvements	2 - 12	36,861	34,861
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		149,213	142,436
Accumulated depreciation		(106,526)	(100,322)
		$42,687	$42,114

Note 7 - Goodwill

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2025	$2,200	$10,248	$12,448
Currency exchange rate adjustment	(23)	—	(23)
Balance, June 30, 2026	$2,177	$10,248	$12,425

Note 8 - Line of Credit
We have a $40.0 million revolving line of credit (LOC) with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 5.75% on the LOC at June 30, 2026 is based on the Prime Rate, minus a margin based on our liquidity levels.

During the three months ended June 30, 2026, we repaid the $20.0 million we had previously drawn under the LOC. As of June 30, 2026, no amount was outstanding on the LOC and we were in compliance with all covenants. Interest expense on the LOC for the three and six months ended June 30, 2026 was $0.2 million and $0.5 million. The full $40.0 million unused portion of the LOC is available for borrowing.

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accrued payroll and benefits	$13,488	$14,845
Product warranty, current	3,173	3,147
Other accrued expenses	628	1,060
	$17,289	$19,052

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Product warranty liability, beginning	$4,263	$3,473
Warranty charges incurred, net	(1,103)	(1,497)
Provision for warranty charges, net of adjustments	1,034	2,079
Product warranty liability, ending	4,194	4,055
Less: current portion of product warranty liability	(3,173)	(2,884)
Non-current portion of product warranty liability	$1,021	$1,171

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

Restricted Stock Units
Restricted stock unit (RSU) activity under our equity incentive plan was as follows:

	Number of Restricted Stock Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2025	1,801	$14.69
Granted	173	66.88
Vested	(747)	14.08
Forfeited	(40)	19.65
Balance, June 30, 2026	1,187	22.51

The total fair value of RSUs vested during the six months ended June 30, 2026, was $10.5 million. RSUs vest over time subject to the employee's continuing service. During the three months ended June 30, 2026, $0.6 million of previously equity-classified awards were settled in cash. As of June 30, 2026, no liability-classified awards were outstanding.

Market-Based Performance Restricted Stock Units
During the three months ended June 30, 2026, the payout factor for our market-based performance restricted stock units ("2023 PRSUs") granted in 2023 was measured. The number of shares that a participant receives is equal to the number of PRSUs granted multiplied by a payout factor ranging from 0% to 200%. The performance criteria that determines the payout factor is our Total Shareholder Return ("TSR") for a performance period of three years beginning on April 1, 2023 relative to the TSR of companies in the Russell 2000 Index. The payout factor for our 2023 PRSUs was measured at 200%. The table below includes details regarding the measurement and vesting of our 2023 PRSUs and subsequent issuance of shares (in thousands, except payout factor):

Fiscal Year Granted
2023
2023 PRSUs outstanding at measurement date	475
Performance period	April 1, 2023 - March 31, 2026
Vesting date	May 14, 2026
Payout factor	200%
Number of shares issued	950

During the six months ended June 30, 2026, no PRSU awards were granted. As of June 30, 2026, there were approximately 3.1 million PRSU awards outstanding.

Stock Options
The following table summarizes our stock option activity during the six months ended June 30, 2026:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2025	611	$1.53	1.4	$21,964
Options exercised	(161)	1.36
Outstanding, June 30, 2026	450	1.59	0.9	30,636
Options exercisable at June 30, 2026	450	1.59	0.9	30,636
Options vested as of June 30, 2026, and expected to vest after June 30, 2026	450	1.59	0.9	30,636

Total intrinsic value of options exercised for the six months ended June 30, 2026 and 2025, was $8.8 million and $1.8 million, respectively. We received proceeds of $0.2 million and $0.2 million from the exercise of options for the six months ended June 30, 2026 and 2025, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$1,217	$598	$2,271	$1,168
Research and development	2,682	1,834	4,943	3,618
Sales, general and administrative	7,064	3,939	14,635	7,641
	$10,963	$6,371	$21,849	$12,427

Unrecognized Compensation Costs
As of June 30, 2026, total unrecognized stock-based compensation was $72.9 million, which will be recognized over an average expected recognition period of 2.0 years.

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Legal Matters
From time to time, we may be subject to various legal proceedings and claims in the ordinary course of business. As of June 30, 2026 we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.2 to 8.9 years, and some leases include options to extend up to 10 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.2 to 4.5 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 6 years as of June 30, 2026, and the weighted-average discount rate was 5.0%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease expense:
Operating lease expense	$859	$763	$1,941	$1,579
Short-term lease expense	120	73	257	117
Variable and other lease expense	306	286	642	559
	$1,285	$1,122	$2,840	$2,255

Future minimum payments under our non-cancelable lease obligations were as follows as of June 30, 2026 (in thousands):

2026	$1,813
2027	3,252
2028	2,776
2029	1,925
2030	1,966
Thereafter	5,608
Total minimum lease payments	17,340
Less: interest	(2,497)
Present value of net minimum lease payments	14,843
Less: current portion of lease liabilities	(2,787)
Total long-term lease liabilities	$12,056

Note 14 - Restructuring
There were no restructuring charges for the three months ended June 30, 2026 and 2025. Restructuring charges in the first quarter of 2026 consist of lease exit and termination costs related to excess manufacturing space as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Other	295	—
Total restructuring charges	$295	$—
Restructuring accruals and payments were as follows (in thousands):

Accrued restructuring charges at December 31, 2024	$1,122
Restructuring charges	2,348
Cash payments	(2,045)
Non-cash settlements	(1,207)
Accrual at December 31, 2025	218
Restructuring charges	295
Cash payments	(463)
Accrual at June 30, 2026	$50
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

	Three Months Ended June 30,
	2026			2025
	Laser Products	Advanced Development	Total	Laser Products	Advanced Development	Total
Revenue	$59,363	$23,228	$82,591	$40,824	$20,911	$61,735
Cost of revenue	(34,167)	(21,482)		(24,507)	(18,173)
Segment gross profit	$25,196	$1,746	$26,942	$16,317	$2,738	$19,055
Segment gross margin	42.4%	7.5%		40.0%	13.1%
Other cost of revenue			1,217			598
Gross profit			25,725			18,457
Total operating expenses			(29,292)			(22,693)
Interest income			2,474			1,108
Interest expense			(204)			(388)
Other income, net			33			(58)
Income (loss) before income taxes			$(1,264)			$(3,574)

	Six Months Ended June 30,
	2026			2025
	Laser Products	Advanced Development	Total	Laser Products	Advanced Development	Total
Revenue	$117,565	$45,207	$162,772	$76,502	$36,901	$113,403
Cost of revenue	(66,387)	(41,876)		(47,661)	(32,318)
Segment gross profit	$51,178	$3,331	$54,509	$28,841	$4,583	$33,424
Segment gross margin	43.5%	7.4%		37.7%	12.4%
Other cost of revenue			2,271			1,168
Gross profit			52,238			32,256
Total operating expenses			(56,524)			(46,102)
Interest income			4,036			2,796
Interest expense			(504)			(436)
Other income, net			188			(44)
Income (loss) before income taxes			$(566)			$(11,530)

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

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	4,858	966	5,116	926
Common stock options	467	607	505	642
	5,325	1,573	5,621	1,568

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: our business model and strategic plans; our expectations regarding manufacturing; our future financial performance; demand for our semiconductor and fiber laser solutions; our ability to develop innovative products; our expectations regarding product volumes and the introduction of new products; our technology and new product research and development activities; the impact of new import and export controls; the impact of changes in regulations and customs, tariffs and trade barriers, or the perception that any of them could occur; the impact of ongoing supply chain disruptions; the impact of inflation; the impact of seasonality; the effect on our business of litigation to which we are or may become a party; and the sufficiency of our existing liquidity sources to meet our cash needs.

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

Revenues increased to $162.8 million in the six months ended June 30, 2026 compared to $113.4 million in the same period in 2025 due primarily to an increase in both product and development revenue from the Aerospace and Defense end market. We generated net loss of $0.7 million for the six months ended June 30, 2026 compared to a net loss of $11.7 million for the same period in 2025.

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

Global Economic Conditions and Trade Policies

We sell our products globally, and a portion of our sales are generated from products that are manufactured outside the United States. or rely on components from suppliers who are located outside of the United States. Changing trade dynamics, including changes in tariffs, export regulations, and customs enforcement, could disrupt our supply chain and production, disrupt customer sales, and increase input costs. We continue to monitor macroeconomic trends, global inflationary pressures, and uncertainties related to international trade policy, including tariff actions and regulatory shifts.

For example, in February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). In March 2026, the U.S. Court of International Trade Court issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. In addition, in June 2026, China implemented enhanced export declaration requirements for certain machine tools, unmanned aerial systems, and related components. These new requirements impose more stringent documentation, classification, and reporting obligations on exporters that have resulted in increased compliance costs and longer customs clearance times.

Changes in global economic conditions and international trade uncertainty did not have a material impact on our financial results in the three and six months ended June 30, 2026, but components from certain key suppliers outside the United States have been held in customs in China along with shipments from nLIGHT, Inc. to certain customers outside the United States. If we are unable to mitigate these supply chain disruptions, we expect them to increase our operational complexity, continue to disrupt our production and have a material negative impact on our revenue and profitability in future periods.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Products	71.9%	66.1%	72.2%	67.5%
Development	28.1	33.9	27.8	32.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	42.3	40.7	41.6	43.1
Development	26.6	29.4	26.3	28.5
Total cost of revenue	68.9	70.1	67.9	71.6
Gross profit	31.1	29.9	32.1	28.4
Operating expenses:
Research and development	15.9	17.8	15.3	19.7
Sales, general, and administrative	19.6	18.9	19.2	20.9
Restructuring	—	—	0.2	—
Total operating expenses	35.5	36.7	34.7	40.6
Loss from operations	(4.4)	(6.8)	(2.6)	(12.2)
Other income:
Interest income	3.0	1.7	2.5	2.4
Interest expense	(0.2)	(0.6)	(0.3)	(0.4)
Other income (expense), net	0.1	(0.1)	0.1	—
Loss before income taxes	(1.5)	(5.8)	(0.3)	(10.2)
Income tax expense	0.1	—	0.1	0.1
Net loss	(1.6)%	(5.8)%	(0.4)%	(10.3)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2026	% of Revenue	2025	% of Revenue	$	%
Aerospace and Defense	$57,298	69.4%	$40,695	65.9%	$16,603	40.8%
Industrial	12,042	14.6	9,746	15.8	2,296	23.6
Microfabrication	13,251	16.0	11,294	18.3	1,957	17.3
	$82,591	100.0%	$61,735	100.0%	$20,856	33.8%

	Six Months Ended June 30,				Change
	2026	% of Revenue	2025	% of Revenue	Amount	%
Aerospace and Defense	$112,425	69.1%	$73,401	64.7%	$39,024	53.2%
Microfabrication	26,280	16.1	21,400	18.9	4,880	22.8
Industrial	24,067	14.8	18,602	16.4	5,465	29.4
	$162,772	100.0%	$113,403	100.0%	$49,369	43.5%

The increases in revenue from the Aerospace and Defense end market for the three and six months ended June 30, 2026, compared to the same periods in 2025, were driven primarily by increased unit sales of directed energy laser products, increased unit sales of laser components for defense programs, and progress on existing research and development contracts. The increases in revenue from the Microfabrication end market for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily attributable to increased unit sales of semiconductor lasers in all regions. The increases in revenue from the Industrial end market for the three and six months ended June 30, 2026, compared to the same periods in 2025, were the result of increased unit sales of additive fiber lasers in North America, partially offset by decreased unit sales of other industrial laser products.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2026	% of Revenue	2025	% of Revenue	$	%
Laser Products	$59,363	71.9%	$40,824	66.1%	$18,539	45.4%
Advanced Development	23,228	28.1	20,911	33.9	2,317	11.1
	$82,591	100.0%	$61,735	100.0%	$20,856	33.8%

	Six Months Ended June 30,				Change
	2026	% of Revenue	2025	% of Revenue	Amount	%
Laser Products	$117,565	72.2%	$76,502	67.5%	$41,063	53.7%
Advanced Development	45,207	27.8	36,901	32.5	8,306	22.5
	$162,772	100.0%	$113,403	100.0%	$49,369	43.5%

The increases in Laser Products revenue for the three and six months ended June 30, 2026 compared to the same periods in 2025 were the result of increased unit sales across all end markets. The increases in Advanced Development revenue for the three and six months ended June 30, 2026, compared to the same periods in 2025, were driven by progress on existing research and development contracts. All Advanced Development revenue is included in the Aerospace and Defense market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change
	2026	% of Revenue	2025	% of Revenue	$	%
North America	$59,498	72.0%	$45,171	73.2%	$14,327	31.7%
Asia Pacific	9,186	11.1	8,662	14.0	524	6.1
EMEA(1)	13,907	16.9	7,902	12.8	6,005	76.0
	$82,591	100.0%	$61,735	100.0%	$20,856	33.8%

	Six Months Ended June 30,				Change
	2026	% of Revenue	2025	% of Revenue	Amount	%
North America	$118,753	73.0%	$81,256	71.6%	$37,497	46.1%
Asia Pacific	21,058	12.9	17,790	15.7	3,268	18.4
EMEA(1)	22,961	14.1	14,357	12.7	8,604	59.9
	$162,772	100.0%	$113,403	100.0%	$49,369	43.5%
(1) EMEA consists of Europe, the Middle East, and Africa.

Geographic revenue information is based on the location to which we ship our products. The increases in North America revenues for the three and six months ended June 30, 2026 compared to the same periods in 2025, were due to increased revenue across all end markets, with revenue from the Aerospace and Defense end market representing most of the increase.

The increase in Asia Pacific revenue for the three months ended June 30, 2026 compared to the same period in 2025 was driven by increased revenue from the Industrial and Microfabrication end markets, while the increase in Asia Pacific revenue for the six months ended June 30, 2026 was driven by increased revenue from the Aerospace and Defense and Microfabrication end markets, partially offset by decreased revenue from the Industrial end market.

The increases in EMEA revenues for the three and six months ended June 30, 2026 compared to the same periods in 2025, were due to increased revenue from the Aerospace and Defense and Microfabrication end markets, partially offset by decreased revenue from the Industrial end market.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2026			2025
	Products	Development	Total	Products	Development	Total
Gross profit	$24,434	$1,291	$25,725	$15,719	$2,738	$18,457
Gross margin	41.2%	5.6%	31.1%	38.5%	13.1%	29.9%

	Six Months Ended June 30,
	2026			2025
	Products	Development	Total	Products	Development	Total
Gross profit	$49,826	$2,412	$52,238	$27,673	$4,583	$32,256
Gross margin	42.4%	5.3%	32.1%	36.2%	12.4%	28.4%

The increase in Laser Products gross margin for the three and six months ended June 30, 2026 compared to the same periods in 2025 were driven primarily by sales mix and the impact of increased production volumes on fixed manufacturing costs due to the overall increase in sales. The decrease in development gross margin for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily the result of an increase in revenue from cost-plus fixed fee (CPFF) contracts relative to firm fixed price (FFP) contracts. CPFF contracts generally have a lower average gross margin than FFP contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended June 30,		Change
	2026	2025	$	%
Research and development	$13,130	$11,012	$2,118	19.2%

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Research and development	$24,976	$22,386	$2,590	11.6%

The increases in research and development expense for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily attributable to increases in employee and incentive compensation and increases in stock-based compensation of $0.8 million and $1.3 million for the three and six months ended June 30, 2026, respectively.

Sales, General and Administrative

	Three Months Ended June 30,		Change
	2026	2025	$	%
Sales, general, and administrative	$16,162	$11,681	$4,481	38.4%

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Sales, general, and administrative	$31,253	$23,716	$7,537	31.8%

The increases in sales, general and administrative expense for the three and six months ended June 30, 2026, compared to the same periods in 2025, were driven primarily by increases in employee and incentive compensation, and increases in stock-based compensation of $3.1 million and $7.0 million, respectively, partially offset by decreases in bad debt recoveries and a higher allocation of costs from sales, general and administrative to development projects.

Interest Income

	Three Months Ended June 30,		Change
	2026	2025	$	%
Interest income	$2,474	$1,108	$1,366	123.3%

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Interest income	$4,036	$2,796	$1,240	44.3%

The increases in interest income for the three and six months ended June 30, 2026, compared to the same periods in 2025, were driven primarily by an increase in the average balance of cash, cash equivalents and marketable securities.

Interest income is primarily earned from our marketable securities (U.S. treasuries), recognized using the effective yield method, and cash equivalents (money market securities).

Interest expense

	Three Months Ended June 30,		Change
	2026	2025	$	%
Interest expense	$(204)	$(388)	$184	(47.4)%

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Interest expense	$(504)	$(436)	$(68)	15.6%

The changes in interest expense for the three and six months ended June 30, 2026, compared to the same periods in 2025, were primarily driven by the timing of our borrowing and repayment of $20.0 million under the line of credit (LOC). During the three months ended March 31, 2025, we drew $20.0 million under the LOC. During the three months ended June 30, 2026, we repaid the $20.0 million LOC balance. Interest expense on the LOC was $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively.

Other Income, net

	Three Months Ended June 30,		Change
	2026	2025	$	%
Other income (expense), net	$33	$(58)	$91	NM*

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Other income (expense), net	$188	$(44)	$232	NM*
*NM - Not meaningful.
Other income, net is primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense

	Three Months Ended June 30,		Change
	2026	2025	$	%
Income tax expense	$75	$17	$58	341.2%

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Income tax expense	$128	$154	$(26)	(16.9)%

We record income tax expense for taxes in our foreign jurisdictions including Finland, Italy, Austria, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability, we continue to maintain a full valuation allowance on deferred tax assets in the United States, and a partial valuation allowance in China as of June 30, 2026. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

The increase in income tax expense for the three months ended June 30, 2026 compared to the same period in 2025 was driven by an increase in valuation allowance in China that was partially reduced by a decrease in income in foreign jurisdictions and a discrete tax benefit for expiring statutes of limitations on unrecognized tax positions in the second quarter of 2026.

The decrease in income tax expense for the six months ended June 30, 2026 compared to the same period in 2025 was driven by a decrease in income in foreign jurisdictions and discrete tax benefits for expiring statutes of limitations on unrecognized tax positions that were partially reduced by an increase in valuation allowance in China in the second quarter of 2026. Our tax expense is dependent on the geographic mix of earnings and primarily related to our foreign operations.

Liquidity and Capital Resources

We had cash and cash equivalents and restricted cash of $296.1 million and $99.0 million as of June 30, 2026 and December 31, 2025, respectively. In addition, we had marketable securities of $34.7 million and $34.9 million at June 30, 2026 and December 31, 2025, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities increased by $196.8 million from December 31, 2025 to June 30, 2026.

For the six months ended June 30, 2026, our principal sources of liquidity were from our public offering and cash collected from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$30,416	$(1,405)
Net cash used in investing activities	(6,218)	(4,383)
Net cash provided by financing activities	172,970	18,486
Effect of exchange rate changes on cash	(106)	287
Net increase in cash, cash equivalents and restricted cash	$197,062	$12,985

Net Cash Provided by Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities was $30.4 million, which was the result of cash provided by net working capital of $1.6 million and by non-cash expenses totaling $29.5 million related primarily to depreciation, amortization, and stock-based compensation, offset by net loss of $0.7 million. The cash provided by net working capital in the six months ended June 30, 2026 was driven by a $9.2 million increase in deferred revenues, $4.0 million decrease in accounts receivable, $3.0 million increase in accounts payable, and $0.5 million decrease in other assets, net. The cash provided by working capital was offset by a $8.5 million increase in prepaid expenses and other current assets, $3.0 million increase in inventory, $2.2 million decrease in accrued and other long-term liabilities, $1.3 million decrease in lease liabilities, and $0.2 million decrease in non-current income taxes payable.

Net Cash Used in Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $6.2 million, which was driven by net capital expenditures of $7.0 million, offset by the net proceeds from maturities and sales of marketable securities of $0.7 million.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $173.0 million, which consisted of proceeds from our public offering, net of underwriting discounts and offering costs, of $191.3 million and proceeds from stock option exercises and employee stock plan purchases of $1.9 million, offset by repayment of $20.0 million of the LOC and tax payments related to stock award issuances of $0.2 million.

Credit Facilities

We have a $40.0 million revolving LOC with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants, including a minimum total cash covenant, and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 5.75% on the LOC at June 30, 2026 is based on the Prime Rate, minus a margin based on our liquidity levels.

As of June 30, 2026, no amounts were outstanding on the LOC and we were in compliance with all covenants. The remaining $40.0 million unused portion of the LOC is available for borrowing.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For risk factors related to our business, reference is made to Item 1A, "Risk Factors," contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

We are subject to U.S. and international governmental export and import controls that could adversely impact our supply chain, subject us to liability, impair our ability to compete and otherwise adversely affect our business, financial condition, results of operations and growth prospects.

The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of certain products, technologies, and software. For example, the U.S. government has imposed controls restricting the ability to send certain products and technology related to lasers, semiconductors, semiconductor manufacturing and supercomputing to and within China and additional destinations and is expected to further expand these controls. These controls may impact our ability to export certain products and technology to China and other destinations and restrict our ability to use certain components in our products.

Foreign governments also impose trade restrictions and retaliate in ways that could adversely impact our business, for example by imposing export control regimes placing export or other license requirements or restrictions on certain products or materials. These restrictions could increase the cost of, or delay or prevent the shipment of, components or inputs used to produce our products. For example, in June 2026, China implemented enhanced export declaration requirements for certain machine tools, unmanned aerial systems and related components. These new requirements impose more stringent documentation, classification, and reporting obligations on exporters that have resulted in increased compliance costs and longer customs clearance times. If we are unable to mitigate the supply chain disruptions caused by China’s new customs requirements, we expect it to increase our operational complexity, continue to disrupt our production and have a material negative impact on our revenue and profitability in future periods.

We must export our products in compliance with applicable export controls, and we may not always be successful in obtaining necessary export licenses. Denials of export licenses or limitations imposed by such laws on our ability to export or sell our products may harm our international and domestic revenues. Furthermore, noncompliance by us or any of our customers with these laws could have negative consequences, including government investigations, penalties and reputational harm. Any failure by us or any of our customers to adequately comply with these laws could result in civil fines or suspension or loss of our export privileges, as well as substantial expense and diversion of management resources and attention, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 15, 2026, Camille Nichols, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 20,000 shares of our common stock. This trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 14, 2027, or earlier if all transactions under the trading arrangement are completed.

On May 22, 2026, Scott Keeney, our President and Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 988,515 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 21, 2027, or earlier if all transactions under the trading arrangement are completed.

On May 29, 2026, Bill Gossman, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 61,432 shares of our common stock. This trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 28, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 4, 2026, Gary Locke, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 69,725 shares of our common stock. This trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 4, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 15, 2026, Geoffrey Moore, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 44,525 shares of our common stock. This trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2027, or earlier if all transactions under the trading arrangement are completed.

During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a non-Rule 10b5-1 trading arrangement; each as defined in Regulation S-K Item 408.

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

NLIGHT, INC.
(Registrant)

August 7, 2026	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2026	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

August 7, 2026	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)