Form 10-Q
period 2026-09-30
NLIGHT, INC.
filed 2026-11-06
CIK 1124796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of November 4, 2026, the Registrant had 58,234,103 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

nLIGHT, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$279,371	$98,699
Marketable securities	34,832	34,934
Accounts receivable, net of allowances of $731 and $520	45,329	50,836
Inventory	59,840	45,407
Prepaid expenses and other current assets	35,127	13,314
Total current assets	454,499	243,190
Restricted cash	322	322
Lease right-of-use assets	17,868	15,020
Property, plant and equipment, net	43,902	42,114
Goodwill	12,420	12,448
Other assets, net	1,061	2,116
Total assets	530,072	315,210

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	23,331	20,890
Accrued liabilities	23,403	19,052
Deferred revenues	9,880	1,489
Current portion of lease liabilities	2,362	2,776
Line of credit	—	20,000
Total current liabilities	58,976	64,207
Non-current income taxes payable	6,022	5,902
Long-term lease liabilities	16,890	13,431
Other long-term liabilities	4,846	4,921
Total liabilities	86,734	88,461
Stockholders' equity:
Common stock - $0.0001 par value; 190,000 shares authorized, 58,234 and 51,163 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	17	16
Additional paid-in capital	803,128	578,360
Accumulated other comprehensive loss	(3,374)	(3,064)
Accumulated deficit	(356,433)	(348,563)
Total stockholders’ equity	443,338	226,749
Total liabilities and stockholders’ equity	530,072	315,210

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Products	$48,047	$47,608	$165,612	$124,110
Development	25,716	19,134	70,923	56,035
Total revenue	73,763	66,742	236,535	180,145
Cost of revenue:
Products	25,289	28,086	93,028	76,915
Development	24,043	17,903	66,838	50,221
Total cost of revenue	49,332	45,989	159,866	127,136
Gross profit	24,431	20,753	76,669	53,009
Operating expenses:
Research and development	12,535	11,534	37,511	33,920
Sales, general, and administrative	13,653	14,785	44,906	38,501
Restructuring	7,462	1,733	7,757	1,733
Total operating expenses	33,650	28,052	90,174	74,154
Loss from operations	(9,219)	(7,299)	(13,505)	(21,145)
Other income:
Interest income	2,456	1,079	6,492	3,875
Interest expense	(25)	(317)	(529)	(753)
Other income (expense), net	(72)	(64)	116	(108)
Loss before income taxes	(6,860)	(6,601)	(7,426)	(18,131)
Income tax expense	316	273	444	427
Net loss	$(7,176)	$(6,874)	$(7,870)	$(18,558)
Net loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.14)	$(0.37)
Shares used in per share calculations, basic and diluted	57,895	50,288	56,346	49,658

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(7,176)	$(6,874)	$(7,870)	$(18,558)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	62	(45)	(283)	1,026
Change in unrealized gains on available-for-sale securities	15	16	(25)	(713)
Comprehensive loss	$(7,099)	$(6,903)	$(8,178)	$(18,245)

See accompanying notes to consolidated financial statements.

nLIGHT, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2026	57,658	$17	$792,595	$(3,452)	$(349,257)	$439,903
Net loss	—	—	—	—	(7,176)	(7,176)
Issuance of common stock pursuant to exercise of stock options	414	—	619	—	—	619
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	162	—	—	—	—	—
Stock-based compensation for equity-classified awards	—	—	9,915	—	—	9,915
Change in unrealized gains on available-for-sale securities	—	—	—	15	—	15
Cumulative translation adjustment, net of tax	—	—	(1)	63	—	62
Balance, September 30, 2026	58,234	$17	$803,128	$(3,374)	$(356,433)	$443,338

	Nine Months Ended September 30, 2026
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2025	51,163	$16	$578,360	$(3,064)	$(348,563)	$226,749
Net loss	—	—	—	—	(7,870)	(7,870)
Proceeds from follow-on offering, net of underwriting discount and offering costs	4,574	1	191,274			191,275
Issuance of common stock pursuant to exercise of stock options	574	—	836	—	—	836
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	1,856	—	(190)	—	—	(190)
Issuance of common stock under the Employee Stock Purchase Plan	67	—	1,668	—	—	1,668
Stock-based compensation for equity-classified awards	—	—	31,178	—	—	31,178
Change in unrealized gains on available-for-sale securities	—	—	—	(25)	—	(25)
Cumulative translation adjustment, net of tax	—	—	2	(285)	—	(283)
Balance, September 30, 2026	58,234	$17	$803,128	$(3,374)	$(356,433)	$443,338

	Three Months Ended September 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, June 30, 2025	49,883	$16	$555,755	$(2,990)	$(336,780)	$216,001
Net loss	—	—	—	—	(6,874)	(6,874)
Issuance of common stock pursuant to exercise of stock options	24	—	34	—	—	34
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	877	—	(1)	—	—	(1)
Issuance of common stock under the Employee Stock Purchase Plan	—	—	—	—	—	—
Stock-based compensation	—	—	9,362	—	—	9,362
Change in unrealized gains on available-for-sale securities	—	—	—	16	—	16
Cumulative translation adjustment, net of tax	—	—	—	(45)	—	(45)
Balance, September 30, 2025	50,784	$16	$565,150	$(3,019)	$(343,654)	$218,493

	Nine Months Ended September 30, 2025
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	48,948	$16	$544,842	$(3,332)	$(325,096)	$216,430
Net loss	—	—	—	—	(18,558)	(18,558)
Issuance of common stock pursuant to exercise of stock options	209	—	196	—	—	196
Issuance of common stock pursuant to vesting of restricted stock awards and units, net of stock withheld for tax	1,471	—	(3,062)	—	—	(3,062)
Issuance of common stock under the Employee Stock Purchase Plan	156	—	1,385	—	—	1,385
Stock-based compensation	—	—	21,789	—	—	21,789
Change in unrealized gains on available-for-sale securities	—	—	—	(713)	—	(713)
Cumulative translation adjustment, net of tax	—	—	—	1,026	—	1,026
Balance, September 30, 2025	50,784	$16	$565,150	$(3,019)	$(343,654)	$218,493

nLIGHT, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,870)	$(18,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,182	9,151
Amortization	414	1,247
(Increase) reduction in carrying amount of right-of-use assets	(3,002)	784
Provision for losses on (recoveries of) accounts receivable	17	(1,131)
Stock-based compensation	31,764	21,789
Deferred income taxes	258	101
Loss on disposal of property, plant and equipment	—	190
Gain on sale of subsidiary	(9)	—
Accrued interest earned on marketable securities	(678)	(256)
Non-cash restructuring charges	4,818	1,243
Changes in operating assets and liabilities:
Accounts receivable, net	3,554	(13,186)
Inventory	(15,060)	(10,203)
Prepaid expenses and other current assets	(21,772)	5,914
Other assets, net	399	1,099
Accounts payable	2,288	1,886
Accrued and other long-term liabilities	1,543	5,795
Deferred revenues	8,395	(1,247)
Lease liabilities	3,077	(927)
Non-current income taxes payable	(36)	121
Net cash provided by operating activities	17,282	3,812
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	447
Purchases of property, plant and equipment	(11,407)	(7,444)
Purchase of marketable securities	(43,988)	(68,697)
Proceeds from maturities and sales of marketable securities	44,742	68,425
Proceeds from sale of subsidiary, net of cash disposed	396	—
Net cash used in investing activities	(10,257)	(7,269)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts	192,194	—
Public offering costs	(919)	—
Proceeds from line of credit	—	20,000
Repayments of line of credit	(20,000)	—
Proceeds from employee stock plan purchases	1,668	1,385
Proceeds from stock option exercises	836	196
Tax payments related to stock award issuances	(190)	(3,062)
Net cash provided by financing activities	173,589	18,519
Effect of exchange rate changes on cash	58	278
Net increase in cash, cash equivalents, and restricted cash	180,672	15,340
Cash, cash equivalents, and restricted cash, beginning of period	99,021	66,088
Cash, cash equivalents, and restricted cash, end of period	$279,693	$81,428
Supplemental disclosures:
Cash paid for interest, net	$504	$740
Operating cash outflows from operating leases	2,591	2,536
Right-of-use assets obtained in exchange for lease liabilities	2,372	1,208
Accrued purchases of property, equipment and patents	525	426
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$279,371	$81,108
Restricted cash	322	320
Total cash, cash equivalents, and restricted cash	$279,693	$81,428
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

Change in Presentation
We sell our products into two primary end markets: Defense & Space and Advanced Manufacturing. Beginning with the quarter ended September 30, 2026, we present revenue in two end markets: Defense & Space, which consists of revenue previously reported as Aerospace and Defense, and Advanced Manufacturing, which combines our former Industrial and Microfabrication end markets. We made this change to better reflect how management views our customer base. Prior-period amounts have been recast to conform to the current presentation. The change had no effect on total revenue or segment reporting.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the nine months ended September 30, 2026, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We often receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price and invoice for each scheduled delivery upon shipment or delivery and recognize revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14a, revenues allocated to future shipments of partially completed contracts are not disclosed as performance obligations for point in time revenue. Further, we recognize, over time, revenue as per ASC 606-10-55-18 (invoice practical expedient) for our cost plus contracts and, accordingly, elect not to disclose information related to those performance obligations under ASC 606-10-50-14b. As of September 30, 2026, we had
$19.3 million of performance obligations relating to firm fixed price contracts that did not qualify for the aforementioned disclosure exemptions. We expect to recognize 19% of these performance obligations by the end of 2026 and the remainder by the end of 2027.

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

The following tables represent a disaggregation of revenue from contracts with customers for the periods presented (in thousands):

Sales by End Market

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Defense & Space	52,460	45,554	164,885	118,955
Advanced Manufacturing	21,303	21,188	71,650	61,190
	$73,763	$66,742	$236,535	$180,145

Sales by Geography

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America	$52,122	$46,682	$170,875	$127,938
Asia Pacific	9,696	9,280	30,754	27,070
EMEA(1)	11,945	10,780	34,906	25,137
	$73,763	$66,742	$236,535	$180,145
(1) EMEA consists of Europe, the Middle East, and Africa.

Sales by Timing of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Point in time	$46,290	$47,415	$161,267	$123,869
Over time	27,473	19,327	75,268	56,276
	$73,763	$66,742	$236,535	$180,145

Our contract assets and liabilities were as follows (in thousands):

	Balance Sheet Classification	As of
		September 30, 2026	December 31, 2025
Contract assets	Prepaid expenses and other current assets	$24,030	$6,188
Contract liabilities	Deferred revenues and other long-term liabilities	14,709	5,566

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

During the three and nine months ended September 30, 2026, we recognized revenue of $0.2 million and $2.1 million that was included in the deferred revenues balance at the beginning of the period as the performance obligations under the associated agreements were satisfied.

Note 3 - Concentrations of Credit and Other Risks
The following customers accounted for 10% or more of our revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. Government*	39%	35%	37%	36%
RTX Corporation	11%	11%	11%	10%
*Excludes sales to customers who sell our products and services exclusively to the U.S. Government

Financial instruments that potentially expose us to concentrations of credit risk consist principally of receivables from customers. As of September 30, 2026, two customers accounted for a total of 43% of our net customer receivables. No other customers accounted for 10% or more of net customer receivables at this date. As of December 31, 2025, no customer accounted for 10% or more of our net customer receivables.

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

Our fair value hierarchy for our financial instruments was as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$146,495	$—	$—	$146,495
Commercial paper	181	—	—	181
	146,676	—	—	146,676
Marketable Securities:
U.S. treasuries	34,832	—	—	34,832
Total	$181,508	$—	$—	$181,508

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market securities	$22,761	$—	$—	$22,761
Commercial paper	2,232	—	—	2,232
	24,993	—	—	24,993
Marketable Securities:
U.S. treasuries	34,934	—	—	34,934
Total	$59,927	$—	$—	$59,927

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

Inventory consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Raw materials	$35,205	$23,064
Work in process and semi-finished goods	22,437	19,408
Finished goods	2,198	2,935
	$59,840	$45,407

Note 6 - Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Useful life	As of
	(years)	September 30, 2026	December 31, 2025
Automobiles	3	$64	$64
Computer hardware and software	3 - 5	9,734	9,399
Manufacturing and lab equipment	2 - 7	87,839	83,547
Office equipment and furniture	5 - 7	1,810	1,774
Leasehold and building improvements	2 - 12	37,217	34,861
Buildings	30	9,392	9,392
Land	N/A	3,399	3,399
		149,455	142,436
Accumulated depreciation		(105,553)	(100,322)
		$43,902	$42,114

Note 7 - Goodwill

Goodwill
The carrying amount of goodwill by segment was as follows (in thousands):

	Laser Products	Advanced Development	Totals
Balance, December 31, 2025	$2,200	$10,248	$12,448
Currency exchange rate adjustment	(28)	—	(28)
Balance, September 30, 2026	$2,172	$10,248	$12,420

Note 8 - Line of Credit
We have a $40.0 million revolving line of credit (LOC) with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 6.00% on the LOC at September 30, 2026 is based on the Prime Rate, minus a margin based on our liquidity levels.

During the three months ended June 30, 2026, we repaid the $20.0 million we had previously drawn under the LOC. As of September 30, 2026, no amount was outstanding on the LOC and we were in compliance with all covenants. Because no amounts were outstanding under the LOC during the three months ended September 30, 2026, only immaterial interest expense, consisting of the unused credit fee, was recognized during this period. Interest expense on the LOC for the nine months ended September 30, 2026 was $0.5 million. The full $40.0 million unused portion of the LOC is available for borrowing.

Note 9 - Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accrued payroll and benefits	$19,906	$14,845
Product warranty, current	2,621	3,147
Other accrued expenses	876	1,060
	$23,403	$19,052

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

Product warranty liability activity was as follows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Product warranty liability, beginning	$4,263	$3,473
Warranty charges incurred, net	(1,381)	(2,295)
Provision for warranty charges, net of adjustments	556	3,091
Product warranty liability, ending	3,438	4,269
Less: current portion of product warranty liability	(2,621)	(3,103)
Non-current portion of product warranty liability	$817	$1,166

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

Restricted Stock Units
Restricted stock unit (RSU) activity under our equity incentive plan was as follows:

	Number of Restricted Stock Units (Thousands)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2025	1,801	$14.69
Granted	189	65.45
Vested	(909)	14.17
Forfeited	(72)	18.24
Balance, September 30, 2026	1,009	24.41

The total fair value of RSUs vested during the nine months ended September 30, 2026, was $12.9 million. RSUs vest over time subject to the employee's continuing service. During the three months ended June 30, 2026, $0.6 million of previously equity-classified awards were settled in cash. As of September 30, 2026, no liability-classified awards were outstanding.

Market-Based Performance Restricted Stock Units
During the three months ended June 30, 2026, the payout factor for our market-based performance restricted stock units (2023 PRSUs) granted in 2023 was measured. The number of shares that a participant receives is equal to the number of PRSUs granted multiplied by a payout factor ranging from 0% to 200%. The performance criteria that determines the payout factor is our Total Shareholder Return (TSR) for a performance period of three years beginning on April 1, 2023 relative to the TSR of companies in the Russell 2000 Index. The payout factor for our 2023 PRSUs was measured at 200%. The table below includes details regarding the measurement and vesting of our 2023 PRSUs and subsequent issuance of shares (in thousands, except payout factor):

Fiscal Year Granted
2023
2023 PRSUs outstanding at measurement date	475
Performance period	April 1, 2023 - March 31, 2026
Vesting date	May 14, 2026
Payout factor	200%
Number of shares issued	950

During the nine months ended September 30, 2026, no PRSU awards were granted. As of September 30, 2026, there were approximately 3.1 million PRSU awards outstanding.

Stock Options
The following table summarizes our stock option activity during the nine months ended September 30, 2026:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding, December 31, 2025	611	$1.53	1.4	$21,964
Options exercised	(575)	1.46
Outstanding, September 30, 2026	36	2.75	0.8	1,310
Options exercisable at September 30, 2026	36	2.75	0.8	1,310
Options vested as of September 30, 2026, and expected to vest after September 30, 2026	36	2.75	0.8	1,310

Total intrinsic value of options exercised for the nine months ended September 30, 2026 and 2025, was $27.7 million and $2.3 million, respectively. We received proceeds of $0.8 million and $0.2 million from the exercise of options for the nine months ended September 30, 2026 and 2025, respectively.

Stock-Based Compensation
Total stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$1,156	$615	$3,427	$1,783
Research and development	2,496	2,560	7,439	6,178
Sales, general and administrative	6,263	6,187	20,898	13,828
	$9,915	$9,362	$31,764	$21,789

Unrecognized Compensation Costs
As of September 30, 2026, total unrecognized stock-based compensation was $61.4 million, which will be recognized over an average expected recognition period of 1.9 years.

Note 12 - Commitments and Contingencies

Leases
See Note 13.

Legal Matters
From time to time, we may be subject to various legal proceedings and claims in the ordinary course of business. As of September 30, 2026 we believe these matters will not have a material adverse effect on our consolidated financial statements.

Note 13 - Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space. Facilities-related operating leases have remaining terms of 0.6 to 8.7 years, and some leases include options to extend up to 10 years. Other leases for automobiles, manufacturing and office and computer equipment have remaining lease terms of 0.5 to 4.3 years. These leases are primarily operating leases; financing leases are not material. We did not include any renewal options in our lease terms for calculating the lease liabilities as we are not reasonably certain we will exercise the options at this time. The weighted-average remaining lease term for the lease obligations was 7 years as of September 30, 2026, and the weighted-average discount rate was 6.4%.

The components of lease expense related to operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease expense:
Operating lease expense	$851	$756	$2,792	$2,335
Short-term lease expense	151	129	408	246
Variable and other lease expense	338	282	980	841
	$1,340	$1,167	$4,180	$3,422

Future minimum payments under our non-cancelable lease obligations were as follows as of September 30, 2026 (in thousands):

2026	$885
2027	3,424
2028	3,444
2029	3,139
2030	3,217
Thereafter	9,922
Total minimum lease payments	24,031
Less: interest	(4,779)
Present value of net minimum lease payments	19,252
Less: current portion of lease liabilities	(2,362)
Total long-term lease liabilities	$16,890

Note 14 - Restructuring
During the three months ended September 30, 2026 we implemented a restructuring plan to shut down our business operations in China. The restructuring plan includes a headcount reduction, the write-down of long-lived assets, and the write-down of customer receivables. During the three and nine months ended September 30, 2026 we incurred restructuring charges of $7.5 million and $7.8 million, respectively. During the three months ended March 31, 2026, we incurred restructuring charges consisting of lease exit and termination costs related to excess manufacturing space. During the three months ended September 30, 2025 we implemented a restructuring plan which included a headcount reduction in China and the write-down of in-process capital equipment projects related to production capacity that was never placed into service.
Restructuring charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee termination costs	$4,524	$942	$4,524	$942
Write-down of long-lived assets and customer receivables	2,412	791	2,412	791
Other	526	—	821	—
Total restructuring charges	$7,462	$1,733	$7,757	$1,733
Restructuring accruals and payments were as follows (in thousands):

Accrued restructuring charges at December 31, 2024	$1,122
Restructuring charges	2,348
Cash payments	(2,045)
Non-cash settlements	(1,207)
Accrual at December 31, 2025	218
Restructuring charges	7,757
Cash payments	(3,157)
Non-cash settlements	(2,683)
Accrual at September 30, 2026	$2,135
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

	Three Months Ended September 30,
	2026			2025
	Laser Products	Advanced Development	Total	Laser Products	Advanced Development	Total
Revenue	$48,047	$25,716	$73,763	$47,608	$19,134	$66,742
Cost of revenue	(24,602)	(23,574)		(27,471)	(17,903)
Segment gross profit	$23,445	$2,142	$25,587	$20,137	$1,231	$21,368
Segment gross margin	48.8%	8.3%		42.3%	6.4%
Other cost of revenue			1,156			615
Gross profit			24,431			20,753
Total operating expenses			(33,650)			(28,052)
Interest income			2,456			1,079
Interest expense			(25)			(317)
Other income, net			(72)			(64)
Income (loss) before income taxes			$(6,860)			$(6,601)

	Nine Months Ended September 30,
	2026			2025
	Laser Products	Advanced Development	Total	Laser Products	Advanced Development	Total
Revenue	$165,612	$70,923	$236,535	$124,110	$56,035	$180,145
Cost of revenue	(90,989)	(65,450)		(75,132)	(50,221)
Segment gross profit	$74,623	$5,473	$80,096	$48,978	$5,814	$54,792
Segment gross margin	45.1%	7.7%		39.5%	10.4%
Other cost of revenue			3,427			1,783
Gross profit			76,669			53,009
Total operating expenses			(90,174)			(74,154)
Interest income			6,492			3,875
Interest expense			(529)			(753)
Other income, net			116			(108)
Income (loss) before income taxes			$(7,426)			$(18,131)

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

The following potentially dilutive securities were not included in the calculation of diluted shares as the effect would have been anti‑dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	4,001	3,523	4,758	2,616
Common stock options	258	616	422	643
	4,259	4,139	5,180	3,259

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements include, but are not limited to, statements about: our business model and strategic plans; our expectations regarding manufacturing; our future financial performance; demand for our semiconductor and fiber laser solutions; our ability to develop innovative products; our expectations regarding product volumes and the introduction of new products; our technology and new product research and development activities; the impact of U.S. government budget and appropriations processes, including continuing resolutions and potential government shutdowns; the impact of new import and export controls; the impact of changes in regulations and customs, tariffs and trade barriers, or the perception that any of them could occur; the impact of ongoing supply chain disruptions; our restructuring of China operations; the impact of inflation; the impact of seasonality; the effect on our business of litigation to which we are or may become a party; and the sufficiency of our existing liquidity sources to meet our cash needs.

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

Overview

nLIGHT, Inc. is a leading provider of high‑power lasers for mission-critical directed energy, optical sensing, and advanced manufacturing applications. We design, develop, manufacture, integrate and sell a range of high-power semiconductor and fiber lasers that are typically integrated into laser systems or manufacturing tools built by us or our customers. We also make high energy pulsed fiber lasers, fiber amplifiers, and beam combination and control systems for use in high-energy laser systems for directed energy and laser sensing systems for use in a wide range of commercial and defense applications. Our long history of commercial technology development and vertical integration enables us to develop products that leverage the same underlying technology across a variety of applications and markets, thereby enabling us to deliver innovative and reliable products to customers in each of our end markets.

We sell our products into two primary end markets: Defense & Space and Advanced Manufacturing. Beginning with the quarter ended September 30, 2026, we present revenue in two end markets: Defense & Space, which consists of revenue previously reported as Aerospace and Defense, and Advanced Manufacturing, which combines our former Industrial and Microfabrication end markets, and includes semiconductor and fiber laser products sold into a variety of end markets including additive manufacturing. We made this change to better reflect how management views our customer base. Prior-period amounts have been recast to conform to the current presentation. The change had no effect on total revenue or segment reporting.

We operate in two reportable segments consisting of the Laser Products segment and the Advanced Development segment.

Revenues increased to $236.5 million in the nine months ended September 30, 2026 compared to $180.1 million in the same period in 2025 due primarily to an increase in both product and development revenue from the Defense & Space end market. We incurred a net loss of $7.9 million for the nine months ended September 30, 2026 compared to a net loss of $18.6 million for the same period in 2025.

Factors Affecting Our Performance

Demand for our Products and Solutions

Our revenue depends largely on market conditions, competitive pressure, and achievement of design wins. We consider a design win to occur when a customer notifies us that it has selected one of our products to be incorporated into a product or system under development by such customer. In the Defense & Space market, our business also depends in large part on continued investment in laser technology by the U.S. government and its allies, and our ability to continue to successfully develop leading technology in this area and commercialize that technology in the future. Certain of our U.S. government programs are currently funded under a continuing resolution that expires on December 11, 2026. A further lapse in appropriations, or an extended period of funding under continuing resolutions, could delay U.S. government procurements, contract awards, deliveries and payments and adversely affect our results of operations.

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

Seasonality

Our quarterly revenues can fluctuate with general economic trends, the timing of capital expenditures by our customers and holidays. In addition, as is typical in our industry, we tend to recognize a larger percentage of our quarterly revenues in the last month of the quarter, which may impact our working capital trends.

Global Economic Conditions and Trade Policies

We sell our products globally, and a portion of our sales are generated from products that are manufactured outside the United States or rely on components from suppliers who are located outside of the United States. Changing trade dynamics, including changes in tariffs, export regulations, and customs enforcement, could disrupt our supply chain and production, disrupt customer sales, and increase input costs. We continue to monitor macroeconomic trends, global inflationary pressures, and uncertainties related to international trade policy, including tariff actions and regulatory shifts.

For example, in February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). In March 2026, the U.S. Court of International Trade issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. In addition, in June 2026, China implemented enhanced export declaration requirements for certain machine tools, unmanned aerial systems, and related components. These new requirements impose more stringent documentation, classification, and reporting obligations on exporters that have resulted in increased compliance costs and longer customs clearance times.

Changes in global economic conditions and international trade negatively impacted our revenue and operating results in the three and nine months ended September 30, 2026, as components from certain key suppliers in China were held in customs in China along with shipments from nLIGHT, Inc. to certain customers in China. During the third quarter of 2026 we initiated a variety of mitigation strategies to secure the components and materials needed to manufacture our products, all of which are ongoing. If we are unable to effectively mitigate these supply chain disruptions, we expect them to increase our operational complexity, continue to disrupt our production and have a material negative impact on our revenue, cost, and profitability in future periods.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated (which may not add up due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Products	65.1%	71.3%	70.0%	68.9%
Development	34.9	28.7	30.0	31.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	34.3	42.1	39.3	42.7
Development	32.6	26.8	28.3	27.9
Total cost of revenue	66.9	68.9	67.6	70.6
Gross profit	33.1	31.1	32.4	29.4
Operating expenses:
Research and development	17.0	17.3	15.9	18.8
Sales, general, and administrative	18.5	22.1	19.0	21.4
Restructuring	10.1	2.6	3.3	1.0
Total operating expenses	45.6	42.0	38.2	41.2
Loss from operations	(12.5)	(10.9)	(5.8)	(11.8)
Other income:
Interest income	3.3	1.6	2.8	2.2
Interest expense	(0.1)	(0.5)	(0.2)	(0.4)
Other income (expense), net	—	(0.1)	—	(0.1)
Loss before income taxes	(9.3)	(9.9)	(3.2)	(10.1)
Income tax expense	0.4	0.4	0.2	0.2
Net loss	(9.7)%	(10.3)%	(3.4)%	(10.3)%

Revenues by End Market

Our revenues by end market were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2026	% of Revenue	2025	% of Revenue	$	%
Defense & Space	$52,460	71.1%	$45,554	68.3%	$6,906	15.2%
Advanced Manufacturing	21,303	28.9	21,188	31.7	115	0.5
	$73,763	100.0%	$66,742	100.0%	$7,021	10.5%

	Nine Months Ended September 30,				Change
	2026	% of Revenue	2025	% of Revenue	Amount	%
Defense & Space	$164,885	69.7%	$118,955	66.0%	$45,930	38.6%
Advanced Manufacturing	71,650	30.3	61,190	34.0	10,460	17.1
	$236,535	100.0%	$180,145	100.0%	$56,390	31.3%

The increases in revenue from the Defense & Space end market for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were driven primarily by increased unit sales of directed energy laser products, increased unit sales of laser components for defense programs, and progress on both new and existing research and development contracts. The increase in revenue from the Advanced Manufacturing end market for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily attributable to increased unit sales of semiconductor lasers and fiber lasers to additive manufacturing customers, partially offset by decreased unit sales of fiber lasers to cutting and welding customers.

Revenues by Segment

Our revenues by segment were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2026	% of Revenue	2025	% of Revenue	$	%
Laser Products	$48,047	65.1%	$47,608	71.3%	$439	0.9%
Advanced Development	25,716	34.9	19,134	28.7	6,582	34.4
	$73,763	100.0%	$66,742	100.0%	$7,021	10.5%

	Nine Months Ended September 30,				Change
	2026	% of Revenue	2025	% of Revenue	Amount	%
Laser Products	$165,612	70.0%	$124,110	68.9%	$41,502	33.4%
Advanced Development	70,923	30.0	56,035	31.1	14,888	26.6
	$236,535	100.0%	$180,145	100.0%	$56,390	31.3%

The increases in Laser Products revenue for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were the result of increased unit sales across all end markets. The increases in Advanced Development revenue for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were driven by progress on new and existing research and development contracts. All Advanced Development revenue is included in the Defense & Space market.

Revenues by Geographic Region

Our revenues by geographic region were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change
	2026	% of Revenue	2025	% of Revenue	$	%
North America	$52,122	70.7%	$46,682	69.9%	$5,440	11.7%
Asia Pacific	9,696	13.1	9,280	13.9	416	4.5
EMEA(1)	11,945	16.2	10,780	16.2	1,165	10.8
	$73,763	100.0%	$66,742	100.0%	$7,021	10.5%

	Nine Months Ended September 30,				Change
	2026	% of Revenue	2025	% of Revenue	Amount	%
North America	$170,875	72.2%	$127,938	71.0%	$42,937	33.6%
Asia Pacific	30,754	13.0	27,070	15.0	3,684	13.6
EMEA(1)	34,906	14.8	25,137	14.0	9,769	38.9
	$236,535	100.0%	$180,145	100.0%	$56,390	31.3%
(1) EMEA consists of Europe, the Middle East, and Africa.

Geographic revenue information is based on the location to which we ship our products.

The increase in North America revenues for the three months ended September 30, 2026 compared to the same period in 2025, was due to increased revenue from the Defense & Space end market, partially offset by a decrease from the Advanced Manufacturing end market. The increase in North America revenues for the nine months ended September 30, 2026 compared to the same period in 2025, was due to increased revenue across all end markets, with revenue from the Defense & Space end market representing most of the increase.

The increase in Asia Pacific revenues for the three months ended September 30, 2026 compared to the same period in 2025, was due to increased revenue from the Advanced Manufacturing end market, partially offset by a decrease from the Defense & Space end market. The increase in Asia Pacific revenues for the nine months ended September 30, 2026 compared to the same period in 2025, was due to increased revenue across all end markets.

The increases in EMEA revenues for the three and nine months ended September 30, 2026 compared to the same periods in 2025, were due to increased revenue across all end markets.

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

Our gross profit and gross margin were as follows for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2026			2025
	Products	Development	Total	Products	Development	Total
Gross profit	$22,758	$1,673	$24,431	$19,522	$1,231	$20,753
Gross margin	47.4%	6.5%	33.1%	41.0%	6.4%	31.1%

	Nine Months Ended September 30,
	2026			2025
	Products	Development	Total	Products	Development	Total
Gross profit	$72,584	$4,085	$76,669	$47,195	$5,814	$53,009
Gross margin	43.8%	5.8%	32.4%	38.0%	10.4%	29.4%

The increase in Laser Products gross margin for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was driven primarily by product sales mix, decreased inventory and warranty reserve charges, and the impact of increased production volumes on fixed manufacturing costs driven by demand. The increase in development gross margin for the three months ended September 30, 2026 compared to the same period in 2025 is attributable to changes in the mix of research and development contracts. The decrease in development gross margin for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily the result of an increase in revenue from cost-plus fixed fee (CPFF) contracts relative to firm fixed price (FFP) contracts. Our CPFF contracts generally have a lower average gross margin than our FFP contracts.

Operating Expenses

Our operating expenses were as follows for the periods presented (dollars in thousands):

Research and Development

	Three Months Ended September 30,		Change
	2026	2025	$	%
Research and development	$12,535	$11,534	$1,001	8.7%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Research and development	$37,511	$33,920	$3,591	10.6%

The increases in research and development expense for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily attributable to increased employee compensation driven by higher headcount. The increase in research and development expense for the nine months ended September 30, 2026 is also attributable to an increase in stock-based compensation of $1.3 million.

Sales, General and Administrative

	Three Months Ended September 30,		Change
	2026	2025	$	%
Sales, general, and administrative	$13,653	$14,785	$(1,132)	(7.7)%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Sales, general, and administrative	$44,906	$38,501	$6,405	16.6%

The decrease in sales, general and administrative expense for the three months ended September 30, 2026, compared to the same period in 2025, was driven primarily by a higher allocation of costs from sales, general and administrative to development projects. The increase in sales, general and administrative expense for the nine months ended September 30, 2026, compared to the same period in 2025, was driven primarily by an increase in stock-based compensation of $7.1 million, increased employee compensation, and decreased bad debt recoveries, partially offset by a higher allocation of costs from sales, general and administrative to development projects.

Restructuring

Restructuring included the following (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Employee termination costs	$4,524	$942	$3,582	380.3%
Write-down of long-lived assets and customer receivables	2,412	791	1,621	204.9%
Other	526	—	526	NM*
Total restructuring charges	$7,462	$1,733	$5,729	330.6%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Employee termination costs	$4,524	$942	$3,582	380.3%
Write-down of long-lived assets and customer receivables	2,412	791	1,621	204.9%
Other	821	—	821	NM*
Total restructuring charges	$7,757	$1,733	$6,024	347.6%
*NM - Not meaningful
During the third quarter we implemented a restructuring plan that shut down nearly all of our business operations in China. This restructuring plan directly included a headcount reduction, the write-down of long-lived assets, and the write-down of customer receivables. During the three months ended March 31, 2026 we incurred restructuring charges consisting of lease exit and termination costs related to excess manufacturing space. During the three months ended September 30, 2025 we implemented restructuring plans which included headcount reduction in China and the write-down of in-process capital equipment projects related to production capacity that was never placed into service.
Interest Income

	Three Months Ended September 30,		Change
	2026	2025	$	%
Interest income	$2,456	$1,079	$1,377	127.6%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Interest income	$6,492	$3,875	$2,617	67.5%

The increases in interest income for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were driven primarily by an increase in the average balance of cash, cash equivalents and marketable securities.

Interest income is primarily earned from our marketable securities (U.S. treasuries), recognized using the effective yield method, and cash equivalents (money market securities).

Interest expense

	Three Months Ended September 30,		Change
	2026	2025	$	%
Interest expense	$(25)	$(317)	$292	(92.1)%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Interest expense	$(529)	$(753)	$224	(29.7)%

The decreases in interest expense for the three and nine months ended September 30, 2026, compared to the same periods in 2025, were primarily driven by the timing of our borrowing and repayment of $20.0 million under the line of credit (LOC). During the three months ended March 31, 2025, we drew $20.0 million under the LOC. During the three months ended June 30, 2026, we repaid the $20.0 million LOC balance. Interest expense on the LOC was immaterial and $0.5 million for the three and nine months ended September 30, 2026, respectively.

Other Income, net

	Three Months Ended September 30,		Change
	2026	2025	$	%
Other income (expense), net	$(72)	$(64)	$(8)	12.5%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Other income (expense), net	$116	$(108)	$224	(207.4)%

Other income, net is primarily attributable to changes in net realized and unrealized foreign exchange transactions resulting from currency rate fluctuations.

Income Tax Expense

	Three Months Ended September 30,		Change
	2026	2025	$	%
Income tax expense	$316	$273	$43	15.8%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Income tax expense	$444	$427	$17	4.0%

We record income tax expense for taxes in our foreign jurisdictions including China, Finland, Italy, and South Korea. While our tax expense is largely dependent on the geographic mix of earnings related to our foreign operations, we also record tax expense for uncertain tax positions taken and associated penalties and interest. We consider all available evidence, both positive and negative, in assessing the extent to which a valuation allowance should be applied against our deferred tax assets. Due to the uncertainty with respect to their ultimate realizability, we continue to maintain a full valuation allowance on deferred tax assets in the United States (U.S.), and a partial valuation allowance in China as of September 30, 2026. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates and deductibility of certain costs and expenses by jurisdiction.

Our tax expense is dependent on the geographic mix of earnings and primarily related to our foreign operations. The increase in income tax expense for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was driven by an increase in foreign income. The second quarter of 2026 includes an increase in the valuation allowance for China that was partially offset by discrete tax benefits for expiring statutes of limitations on unrecognized tax positions.

Liquidity and Capital Resources

We had cash and cash equivalents and restricted cash of $279.7 million and $99.0 million as of September 30, 2026 and December 31, 2025, respectively. In addition, we had marketable securities of $34.8 million and $34.9 million at September 30, 2026 and December 31, 2025, respectively. Our total balance of cash, cash equivalents, restricted cash and marketable securities increased by $180.6 million from December 31, 2025 to September 30, 2026.

For the nine months ended September 30, 2026, our principal sources of liquidity were from our public offering and cash collected from customers. We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from period to period and will depend on many factors, including the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the continuing market acceptance of our products and ongoing investments to support the growth of our business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies and intellectual property rights. From time to time, we may explore additional financing sources which could include equity, equity‑linked and debt financing arrangements.

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$17,282	$3,812
Net cash used in investing activities	(10,257)	(7,269)
Net cash provided by financing activities	173,589	18,519
Effect of exchange rate changes on cash	58	278
Net increase in cash, cash equivalents and restricted cash	$180,672	$15,340

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2026, net cash provided by operating activities was $17.3 million, which was the result of an $7.9 million net loss and cash used in net working capital of $17.6 million, offset by non-cash expenses totaling $42.8 million related primarily to depreciation, amortization, stock-based compensation, and restructuring charges. The cash used in net working capital in the nine months ended September 30, 2026 was driven by a $21.8 million increase in prepaid expenses and other current assets and a $15.1 million increase in inventory. The cash used in working capital was offset by an $8.4 million increase in deferred revenues, $3.6 million decrease in accounts receivable, net, $3.1 million increase in lease liabilities, $2.3 million increase in accounts payable, $1.5 million increase in accrued and other long-term liabilities, and $0.4 million decrease in other assets, net.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $10.3 million, which was driven by net capital expenditures of $11.4 million, offset by the net proceeds from maturities and sales of marketable securities of $0.7 million and proceeds from the sale of a subsidiary of $0.4 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $173.6 million, which consisted of proceeds from our public offering, net of underwriting discounts and offering costs, of $191.3 million and proceeds from stock option exercises and employee stock plan purchases of $2.5 million, offset by repayment of $20.0 million of the LOC and tax payments related to stock award issuances of $0.2 million.

Credit Facilities

We have a $40.0 million revolving LOC with Banc of California dated September 24, 2018, which is secured by our assets and matures on September 24, 2027. The LOC agreement contains restrictive and financial covenants, including a minimum total cash covenant, and bears an unused credit fee of 0.25% on an annualized basis. The interest rate of 6.0% on the LOC at September 30, 2026 is based on the Prime Rate, minus a margin based on our liquidity levels.

As of September 30, 2026, no amounts were outstanding on the LOC and we were in compliance with all covenants. The full $40.0 million unused portion of the LOC is available for borrowing.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Foreign governments also impose trade restrictions and retaliate in ways that could adversely impact our business, for example by imposing export control regimes placing export or other license requirements or restrictions on certain products or materials. These restrictions could increase the cost of, or delay or prevent the shipment of, components or inputs used to produce our products. For example, in June 2026, China implemented enhanced export declaration requirements for certain machine tools, unmanned aerial systems and related components. These new requirements impose more stringent documentation, classification, and reporting obligations on exporters that have resulted in increased compliance costs and longer customs clearance times, which negatively impacted and may continue to negatively impact our revenue and operating results. Although we have initiated a variety of mitigation strategies to secure the components and materials needed to manufacture our products and all such efforts are ongoing, if we are unable to effectively mitigate the supply chain disruptions caused by China’s new customs requirements, we expect it to increase our operational complexity, continue to disrupt our production and have a material negative impact on our revenue and profitability in future periods.

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

NLIGHT, INC.
(Registrant)

November 6, 2026	By:	/s/ SCOTT KEENEY
Date		Scott Keeney
President and Chief Executive Officer (Principal Executive Officer)

November 6, 2026	By:	/s/ JOSEPH CORSO
Date		Joseph Corso
Chief Financial Officer (Principal Financial Officer)

November 6, 2026	By:	/s/ JAMES NIAS
Date		James Nias
Chief Accounting Officer (Principal Accounting Officer)